Form 10-Q
period 2015-09-30
Woodland Holdings Corp
filed 2015-11-16
CIK 1635965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to _______

Commission File Number: 000-55401

WOODLAND HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	80-0379897
(State of incorporation)	(I.R.S. Employer Identification No.)

13101 Preston Road, Suite 510
Dallas, Texas 75240
(Address of principal executive offices)

(214) 556-4606

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X     No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes    X     No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____   Accelerated filer ____   Non-accelerated filer ____   Smaller reporting company    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ____   No    X

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of November 12, 2015 was 100.

WOODLAND HOLDINGS CORPORATION

INDEX

Item Number		Page

	PART I. FINANCIAL INFORMATION

1	Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 (Audited)	1

	Condensed Consolidated Statements of Operations for the Three and Nine Month Periods Ended September 30, 2015 and 2014	2

	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2015	3

	Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2015 and 2014	4

	Notes to Condensed Consolidated Financial Statements	5

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

3	Quantitative and Qualitative Disclosures about Market Risk	12

4	Controls and Procedures	12

	PART II. OTHER INFORMATION

1	Legal Proceedings	12

1A	Risk Factors	12

2	Unregistered Sales of Equity Securities and Use of Proceeds	12

3	Defaults Upon Senior Securities	13

4	Mine Safety Disclosures	13

5	Other Information	13

6	Exhibits	13

	Signatures	13

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Woodland Holdings Corporation

Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(unaudited)	(audited)
		(as restated)
Assets
Current assets:
Cash	$37,427	$3,021
Accounts receivable, net	19,760	558
Prepaid expenses and other current assets	—	40,500
Assets of discontinued operations held for sale	—	4,788
Total current assets	57,187	48,867

Property and equipment, net	—	2,677
Other assets	—	2
TOTAL ASSETS	$57,187	$51,546

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$8,147	$78,180
Accrued expenses	1,000	14,790
Lease payable, current portion	—	2,662
Liabilities of discontinued operations held for sale	—	21,887
Total liabilities	9,147	117,519

Commitments and Contingencies	—	—

Stockholders’ equity (deficit):
Common stock, $0.01 par value, 1,000 shares authorized; 100 shares issued and outstanding, at September 30, 2015 (unaudited) December 31, 2014	—	—
Additional paid-in capital	(12,059,210)	(12,031,976)
Retained earnings	12,107,250	11,966,003
Total stockholders’ equity (deficit)	48,040	(65,973)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$57,187	$51,546

See Notes to Condensed Consolidated Financial Statements.

Woodland Holdings Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	Three-month Period Ended September 30,		Nine -month Period Ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales, net	$26,299	$27,614	$69,211	$96,673

Costs of goods sold	(1,222)	2,889	10,467	29,665

Gross profit (loss)	27,521	24,725	58,744	67,008

Expenses:
Selling, general and administrative expenses	752	24,876	(67,809)	101,033
Depreciation and amortization	—	2,677	907	8,032
Total operating expenses	752	27,553	(66,902)	109,065
Operating income (loss)	26,769	(2,828)	125,646	(42,057)

Other income (expense), net:
Other income (expense), net	—	—	(176)	—
Total other expense, net	—	—	(176)	—
Income (loss) before income taxes	26,769	(2,828)	125,470	(42,057)
Income taxes	—	—	—	—
Income (loss) from continuing operations	26,769	(2,828)	125,470	(42,057)
Income from discontinued operations, net of tax	—	(5,322)	15,777	(23,177)
Gain from disposal of discontinued operations, net of tax	—	—	—	—
Net income (loss)	$26,769	$(8,150)	$141,247	$(65,234)

Basic and diluted earnings (loss) per share from continuing operations	$267.69	$(28.28)	$1,254.70	$(420.57)
Basic and diluted earnings per share from discontinued operations	$—	$(53.22)	$157.77	$(231.77)
Basic and diluted earnings (loss) per share	$267.69	$(81.50)	$1,412.47	$(652.34)
Basic and diluted weighted average number shares outstanding	100	100	100	100

See Notes to Condensed Consolidated Financial Statements.

Woodland Holdings Corporation

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(unaudited)

	Common Shares		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity (Deficit)

Balance, December 31, 2014	100	$—	$(12,031,976)	$11,966,003	$(65,973)
Return of capital to shareholder	—	—	(27,234)	—	(27,234)
Net income	—	—	—	141,247	141,247
Balance, September 30, 2015	100	$—	$(12,059,210)	$12,107,250	$48,040

See Notes to Condensed Consolidated Financial Statements.

Woodland Holdings Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine-month Period Ended September 30,
	2015	2014
	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net income (loss)	$141,247	$(65,234)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	907	8,032
Provision for doubtful accounts	14,888	37,453
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(34,090)	(85,739)
Prepaid expenses and other current assets	40,500	(500)
Other assets	2	(1)
Accounts payable	(70,033)	52,518
Accrued expenses	(13,790)	—
Changes in assets and liabilities of discontinued operations	(17,099)	42,873
Net cash provided by (used in) operating activities	62,532	(10,598)

Cash Flows from Investing Activities
Fixed assets acquired pursuant to capital lease	—	(5,214)
Net cash provided by (used in) investing activities	—	(5,214)

Cash Flows from Financing Activities
Capital provided by shareholder	—	38,487
Return of capital to shareholder	(27,234)	—
Payments on capital lease	(892)	(2,571)
Net cash provided by (used in) financing activities	(28,126)	35,916
Net increase in cash	34,406	20,104
Cash at beginning of period	3,021	8,726
Cash at end of period	$37,427	$28,830

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

See Notes to Condensed Consolidated Financial Statements.

Woodland Holdings Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

1. Basis of Presentation

Interim Unaudited Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Woodland Holdings Corporation (“Woodland” or the “Company”) as of September 30, 2015 and for the three month and nine month periods ended September 30, 2015 and 2014 contained in this Quarterly Report (collectively, the “Unaudited Interim Condensed Consolidated Financial Statements”) were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for all periods presented. The results of operations for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year.

The accompanying Unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with the regulations for interim financial information of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited accompanying statements of financial condition and related interim statements of operations, cash flows, and stockholders’ deficit include all adjustments (which consist only of normal and recurring adjustments) considered necessary for a fair presentation in conformity with U.S. GAAP. These Unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the Woodland consolidated financial statements as of and for the year ended December 31, 2014, as filed with the SEC on the Company’s Registration Statement on Form 10.

Woodland Holdings Corporation (“the Company”, “Woodland”, “we”, “our” or “us”) was incorporated in the State of Delaware, on January 21, 2009. The Company is a holding company with three telecommunications services companies as subsidiaries.  The Company’s subsidiaries, as explained in more detail below, seek to take advantage of opportunities created from the increased accessibility of content across mobile, television and internet platforms.

Spinoff

The Company was originally a wholly owned subsidiary of CornerWorld Corporation (“CWC”), a Nevada corporation publicly traded on the OTCQB exchange.  On August 13, 2015, CWC’s Board of Directors formally approved a plan whereby CWC would split Woodland, in its entirety, into a separate reporting entity.  The Board of Directors determined that the Company’s ability to access capital markets would be increased if its core focus is solely on telecommunications services.  Accordingly, the Company is being spun off from its parent company, CWC, and CWC’s other wholly owned subsidiaries.  The Company filed a Registration Statement on Form 10 to effectuate the Spin-off and, on October 14, 2015, the US Securities and Exchange Commission (the “SEC”) formally informed the Company that the Woodland’s registration statement had become effective, clearing the way for the spin-off.

Accordingly, CWC’s Board of Directors has targeted November 30, 2015 as the date of the Spin-off such that, shareholders of record as of November 30, 2015 (the “Record Date”), will receive shares in Woodland Holdings in their pro-rata ownership percentage of CornerWorld. The Board of Directors intends that, for every share owned by the CWC’s shareholders as of the Record Date, those same shareholders will be issued 1 share of the Company’s common stock. The exact date of the Spin-off as well as the exchange ratio may be subject to adjustment by the Board of Directors in their sole discretion.

Operations

The Company provides telephony and internet services through its wholly owned subsidiaries Phone Services and More, L.L.C., doing business as Visitatel (“PSM”) and T2 Communications, L.L.C. (“T2”).  As a provider of Internet and voice over Internet protocol (“VoIP”) services, T2 delivers traditional telecommunications services via VoIP to business customers in Texas. Offerings include: phone lines, internet connections, long distance and toll-free services. T2 is a Competitive Local Exchange Carrier (CLEC) that generates revenues via the sale of long-distance minutes to its wholesale carrier customers and the provision of dial-tone to its end users for a monthly fee. T2 also generates commissions from its carrier partners related to the provision of long-distance minutes to its customers.  PSM, also a CLEC, is a wholesale long distance service provider to the carrier community and large commercial users of minutes.  PSM generates revenues via earning commissions from serving as a broker for services provided by T2.  T2 and PSM’s CLEC licenses permit them to operate in the lucrative telecommunications industry but their respective business models do not require any significant investments in property plant and equipment due to the fact that they are able to outsource all switching and technology needs to third party providers.  T2 and PSM’s businesses could be adversely impacted should these third party providers change the rates they charge to T2 and PSM or if they ceased operations requiring T2 and PSM to locate other providers.

Woodland Holdings Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

TinyDial, LLC (“TinyDial”) was previously a wholly-owned subsidiary of CWC.  CWC contributed 100% of its ownership of TinyDial stock to the Company effective September 30, 2015 for no consideration as TinyDial has no accounts, no operations and no customers.  TinyDial holds a telecommunications patent and is a development stage company whose core focus is enabling its users to conduct unlimited free conference calls, direct dialing via the use of short codes, instant messaging and contact management, among other mobile telecommunications services.  As of the date of this filing, the buildout of TinyDial has been completed and the application is available in both the iPhone and Android app stores.  TinyDial is a mobile telecommunications application that is free to its users.  It is anticipated that it will ultimately generate revenues based on a minutes of use (“MOU”) model whereby, as its users make conference calls, they generate MOU’s which TinyDial can then bill to its carrier partners.  At this time, the Company does not have future research and development plans related to TinyDial nor does it plan on allocating further resources on the TinyDial mobile application or patent.

2. Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding the Company’s condensed consolidated financial statements. The condensed consolidated financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to US GAAP and have been consistently applied in the preparation of the financial statements. The financial statements are stated in United States of America dollars.

Receivables

Accounts receivable include uncollateralized customer obligations due under normal trade terms requiring payment within 30-60 days from invoice date. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

The carrying amount of accounts receivable is reduced by a valuation allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected based on historical collection trends. The allowance for doubtful accounts was $35,500 and $79,440 as of September 30, 2015 and December 31, 2014, respectively.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, the realizability of accounts receivable, recoverability of property and equipment and valuation of stock-based compensation and deferred tax assets. Actual results could differ from these estimates.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) No. 850 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and notes payable approximate their estimated fair values due to their short-term maturities. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as revised by SAB 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectibility is probable. Sales are recorded net of sales discounts.  Revenue is recognized as the services are provided.

Woodland Holdings Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

Income Taxes

The Company accounts for income tax in accordance with ASC No. 740 which requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with the ASC. The Company’s only long-lived assets are a patent and property and equipment which has been fully depreciated. The ASC requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. The patent, which was issued on March 4, 2014, is currently being valued at its net realizable value of $0. Management does not believe that its fixed assets are impaired and no impairment charges have been recorded as of September 30, 2015.

Return of Capital to Shareholder

The Company has never declared or paid dividends of any type. As a wholly-owned subsidiary of CWC, however, the Company contributed to CWC’s operations in the form of cash moved to its parent in the form of inter-company transactions. On the statement of changes in stockholders’ equity, “Return of Capital to Shareholder” represents cash payments made to CWC by the Company in the form of inter-company transfers.

Concentration of credit risk

Credit is extended based on an evaluation of the customer’s financial condition, and the Company does not require collateral.  The Company was the previous owner of S Squared, LLC, doing business in the state of Texas as Ranger Wireless Solutions, LLC (“Ranger”) whose key asset was the patented 611 Roaming ServiceTM from RANGER Wireless Solutions®, which generated revenue by processing approximately 10.2 million calls from roaming wireless customers per year and seamlessly connecting them to their service provider.  The Company has a material contract with Ranger and this contract expires on September 30, 2016.  The Company generates carrier access billings as a result of its contract with Ranger and substantially all of the Company’s revenues are derived as a result of this contract.

Reclassifications

Certain prior year accounts have been reclassified to conform to the current year’s presentation.

3. Discontinued Operations

On March 31, 2015, the Company signed an agreement whereby it completed the sale of T2’s Michigan based operations on for $15,000 in cash plus a working capital adjustment to be determined at a future date; the Company retained T2 itself as well as T2’s Texas CLEC license among other Texas based T2 operations.  There was no gain recognized on the disposal as the Company had incurred losses on T2’s Michigan operations since its original acquisition on February 23, 2009.  The decision to sell T2’s Michigan operations eliminated the Company’s presence in Michigan altogether and enables the Company to focus solely on its more profitable lines of business, located in Texas.  T2’s Michigan operations have been reclassified as discontinued operations in our unaudited Condensed Consolidated Financial Statements for the operations up to the date of sale for the three and nine month periods ended September 30, 2015 and 2014.

Woodland Holdings Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

The following is a summary of the operating results of our discontinued operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Sales, net	$—	$32,174	$39,185	$81,789

Income (loss) from discontinued operations before income taxes	—	(5,322)	15,777	(23,177)
Income taxes	—	—	—	—
Net income (loss) from discontinued operations	$—	$(5,322)	$15,777	$(23,177)

5. Commitments and Contingencies

Litigation

The Company is occasionally involved in other litigation matters relating to claims arising from the ordinary course of business. The Company’s management believes that there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material adverse effect on our business, results of operations and financial condition.

Off-Balance Sheet Contingencies

The Company’s CEO, Mr. Scott Beck, holds a note payable from the Company’s parent, CWC, that is secured by all the assets of the Company. CWC has been in technical default on this since December 31, 2014 due to non-payment of principal and interest and CWC continues to be in default on this note. At this time, CWC has no plans to cure the default. As such, Mr. Beck could foreclose on all the assets of CWC and, potentially, the Company at any time.  Mr. Beck is CWC’s second largest shareholder and trusts controlled by the CEO’s immediate family are CWC’s largest shareholder. Though he reserves the right to call default at any time, the CEO is not inclined to do so at this time.

6. Related Party Transactions

The Company operates at no cost from office space that CWC leases. Trusts managed by the control party of the Company’s largest shareholder along with trusts controlled by the family of the Company’s CEO own the building from which the Company currently operates.  CWC paid $7,500 in rent during the three month periods ended September 30, 2015 and 2014 and CWC paid $22,500 for the nine month periods ended September 30, 2015 and 2014.

7. Subsequent Events

On October 14, 2015, the SEC formally informed the Company that the Woodland’s registration statement had become effective, clearing the way for the spin-off.

There were various accounting standards and interpretations issued during the nine month period ended September 30, 2015, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Woodland Holdings Corporation (hereinafter referred to as “Woodland,” the “Company,” “we,” “our,” or “us”) is a telecommunication services company providing wholesale telecommunications services to its customers.

Nine Months ended September 30, 2015 Highlights:

•

The Company filed a Registration Statement on Form 10.  The SEC notified the Company on October 14, 2015 that the Registration Statement was effective.  The Company parent, CWC, anticipates completing the planned spin-off of the Company during the fourth calendar quarter of 2015.

•

The Company divested its T2 Michigan customers to an unrelated third party.  The divestiture of these operations permanently ends the Company’s presence in Michigan and is anticipated to yield significant cost savings.

Critical Accounting Policies and Estimates

Use of Estimates and Critical Accounting Policies

In preparing our Unaudited Condensed Consolidated Financial Statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income (loss) from operations, and net income (loss), as well as on the value of certain assets on our consolidated balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include allowance for doubtful accounts, impairment of long-lived assets (including goodwill), revenue recognition and stock-based compensation. In addition, please refer to Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further discussion of our accounting policies.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on an estimate of buckets of customer accounts receivable, stratified by age, that, historically, have proven to be uncollectible; in addition, in certain cases, the allowance estimate is supplemented by specific identification of larger customer accounts and our best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. We evaluate the collectability of our receivables at least quarterly. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The differences could be material and could significantly impact cash flows from operating activities.

Impairment of Long-Lived Assets

The Company’s management assesses the recoverability of its long-lived assets by determining whether the depreciation of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management.

Income Taxes

The Company accounts for income tax in accordance with ASC No. 740 which requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Revenue Recognition

It is the Company’s policy that revenue from product sales or services will be recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the nine month period ended September 30, 2015, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Results of Operations

Comparison of the three months ended September 30, 2015 to the three months ended September 30, 2014

Revenues:

Our communications services segment had revenues totaling $26,299 for the three month period ended September 30, 2015 as compared to $27,614 for the corresponding period in the prior year. The slight decrease in revenue was due to a decrease in carrier access billing at our CLEC resulting from decrease in telecommunications traffic at our CLEC’s largest customer.

SG&A Expenses

SG&A expenses totaled $752 for the three months ended September 30, 2015 as compared to $24,876 for the corresponding period in the prior year. The improvement is due to the fact that we finally closed out our Michigan operations during the second quarter of 2015.

Income (Loss) from Continuing Operations Before Taxes:

Income from Continuing Operations Before Taxes totaled $26,769 for the three month period ended September 30, 2015 as compared to a loss totaling $2,828 for the corresponding period in the prior year. The improvement of $29,597 is primarily due to the aforementioned reductions in SG&A as well as the fact that we no longer incur depreciation expenses as all of our assets have become fully depreciated.

Net Income (Loss):

Net income totaled $26,769 for the three months ended September 30, 2015 as compared to net loss of $8,150 for the corresponding period in the prior year. The increase of $34,919 is due to the aforementioned reductions in SG&A combined with the fact that our telecommunications services segment incurred no net loss from discontinued operations of during the quarter ended September 30, 2015 as compared to incurring a loss from discontinued operations of $5,322 during the corresponding period in the prior year.

Comparison of the nine months ended September 30, 2015 to the nine months ended September 30, 2014

Revenues:

Our communications services segment had revenues totaling $69,211 for the nine month period ended September 30, 2015 as compared to $96,673 for the corresponding period in the prior year. The decrease in revenue is due to a decrease in carrier access billing at one of our CLECs resulting from decrease in telecommunications traffic at our CLEC’s largest customer.

SG&A Expenses

SG&A expenses totaled a credit of $67,809 for the nine months ended September 30, 2015 as compared to $101,033 for the corresponding period in the prior year. The improvement of $168,842 is primarily due to the reversal of bad debt expense resulting from collections of a long overdue account as well as settlement of certain accounts payable at a discount.

Depreciation and Amortization:

We had Depreciation and Amortization expenses totaling $907 at our Telecommunications Services segment for the nine month period ended September 30, 2015 as compared to $8,032 for the corresponding period in the prior year. This is due to the fact that all of the Company’s fixed assets have become fully depreciated.

Income (Loss) from Continuing Operations Before Taxes:

Income from Continuing Operations Before Taxes totaled $125,470 for the nine month period ended September 30, 2015 as compared to a Loss from Continuing Operations Before Taxes totaling $42,057 for the corresponding period in the prior year. The improvement of $167,527 is primarily due to the aforementioned improvements in SG&A expenses.

Net Income (Loss):

Net income totaled $141,247 for the nine month period ended September 30, 2015 as compared to net loss of $65,234 for the corresponding period in the prior year. The improvement of $206,481 is due to the aforementioned collection of a long overdue customer account combined with the fact that our telecommunications services segment earned $15,777 from discontinued operations of during the year to date period ended September 30, 2015 as compared to a loss from discontinued operations of $23,177 earned in the corresponding period in the prior year.

Liquidity and Capital Resources

As of September 30, 2015, we had working capital totaling $48,040 which included cash of $37,427. Our revenue generating operations consist of our two telecommunications CLEC’s and we anticipate that our CLECs will generate positive future cash flow as a result of their ability to generate carrier access revenues.  We divested all end user customers during the quarter ended March 31, 2015 focusing all our telecommunications efforts entirely on our carrier to carrier business.  There can be no assurance that the Company is not currently generating positive operational cash flow.

We had no investing activity for the nine months ended September 30, 2015 while our entire financing activities consisted of the final $892 payment on our lone capital lease along with the return of $27,234 in capital to CWC, the Company’s sole shareholder.

We have no other bank financing or other external sources of liquidity.  There can be no assurance that, going forward, our operations will generate positive operating cash flow. We will most likely need to obtain additional capital in order to further expand our operations. We are currently investigating other financial alternatives, including additional equity financing. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. However, there can be no assurance that any additional financing will become available to us, and if available, that such financing will be on terms acceptable to us.

Off-balance sheet arrangements

The Company itself has no debt but its parent company, CWC, has a secured note payable to the Company’s CEO, Scott Beck (the “Senior Note”). Though the debt is off-balance sheet, it is collateralized, among other things, by all the assets of the Company.  On December 31, 2014, CWC did not make its regularly scheduled payment on the Senior Note totaling $12,746 which constituted an event of default under the Senior Note. Mr. Beck did not call default but there can be no assurance that, as CWC’s senior secured lender, he will not do so. It is anticipated that CWC will amend the Senior Note with Mr. Beck at some future point but there can be no assurance that CWC will be successful in amending the terms of the Senior Note. Should CWC be unsuccessful in executing an amendment or an extension, Mr. Beck, as the senior secured lender, could move to seize the underlying collateral which would have a material adverse effect on both CWC’s and the Company’s ability to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of its principal executive officer and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2015. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of that date, the Company’s disclosure controls and procedures, were not effective at a reasonable assurance level.

Management’s Remediation Plan

Management determined that a material weakness existed due to an inability to appropriately segregate duties in the accounting department due to the number of personnel in the accounting department. Management has included additional reviews and controls to mitigate the size of the accounting department and the overlap of responsibilities.  Management believes the foregoing efforts will effectively remediate this material weakness but the Company can give no assurance that the additional controls will be effective. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. We cannot assure you that, as circumstances change, any additional material weakness will not be identified.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

On March 30, 2011, the Company’s parent, CWC, entered into a subordinated $389,942 promissory note (the “Senior Note”) with Scott N. Beck, the Company’s Chief Executive Officer. Interest on the outstanding principal amount under the Senior Note is payable at the Company’s discretion at a rate of 6.25% per annum and monthly principal payments totaling $12,746 were due on December 31, 2014. CWC did not make the regularly scheduled payment and has not made any of the subsequent payments, which constituted an event of default under the Senior Note.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Numbers	Description	Method of Filing

31.1	Rule 13a-14(a) Certification by our chief executive officer	(1)
31.2	Rule 13a-14(a) Certification by our chief financial officer	(1)
32.1	Section 1350 Certification by our chief executive officer	(2)
32.2	Section 1350 Certification by our chief financial officer	(2)
101	Interactive Data Files of Financial Statements and Notes.	(3)

__________

(1)	Filed herewith.
(2)	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.
(3)	Furnished (and not filed) herewith pursuant to Regulation S-T under the Exchange Act.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODLAND HOLDINGS CORPORATION
Registrant

November 16, 2015	/s/ V. Chase McCrea III
V. Chase McCrea III
Chief Financial Officer