Form 10-K
period 2015-12-31
Woodland Holdings Corp
filed 2016-04-14
CIK 1635965

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 2015
Or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from __________ to__________

Commission File Number:  000-55401

WOODLAND HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	80-0379897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13101 Preston Road Suite 510

Dallas, Texas 75240

(Address of principal executive offices)

(888) 837-3910

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer ☐               Accelerated filer ☐               Non-accelerated filer ☐               Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)  Yes ☐   No ☑

As of June 30, 2015, there was no market value for the issued and outstanding common stock held by non-affiliates of the registrant because Woodland Holdings Corporation was wholly owned by CornerWorld Corporation before being spun off on December 31, 2015.

PART I

ITEM 1.  Business

Overview and Plan of Operation

Company History

Woodland Holdings Corporation (hereinafter referred to as “Woodland”, the “Company”, “we” “our” or “us”) was incorporated on January 21, 2009, in the State of Delaware.  Our principal executive offices are located at 13101 Preston Road, Suite 510, Dallas, Texas 75240. Our telephone number is (888) 837-3910 and our fiscal year-end is December 31 having recently been changed; prior to December 31, 2013, our fiscal year ended April 30.

The Company was formerly a wholly owned subsidiary of CornerWorld Corporation (“CWC”).  On December 31, 2015, the Company was spun off (the “Spinoff”) from CWC and CWC’s other wholly-owned subsidiaries, pursuant to SEC Staff Legal Bulletin No. 4, to CWC’s existing shareholders in their pro-rata ownership percentages to enable the Company to pursue opportunities in the telecommunications space.  See also Item 2 Management’s Discussion and Analysis for more details with respect to the Spinoff. Woodland continues to be a telecommunications services company creating opportunities from the increased accessibility of content across mobile telecommunications platforms. The Company conducts its business through its main operating subsidiaries as described below.

Woodland provides telephony and internet services through its wholly owned subsidiaries Phone Services and More, L.L.C., doing business as Visitatel (“PSM”) and T2 Communications, L.L.C. (“T2”).  As a provider of Internet and voice over Internet protocol (“VoIP”) services, T2 delivers traditional telecommunications services via VoIP to business customers in Texas. Offerings include: phone lines, internet connections, long distance and toll-free services. T2 is a Competitive Local Exchange Carrier (CLEC) that generates revenues via the sale of long-distance minutes to its customers. T2 also generates commissions from its carrier partners related to the provision of long-distance minutes to its customers.  PSM, also a CLEC, is a wholesale long distance service provider to the carrier community and large commercial users of minutes.  PSM generates revenues via earning commissions from serving as a broker for services provided by T2.   T2 and PSM’s CLEC licenses permit them to operate in the lucrative telecommunications industry but their respective business models do not require any significant investments in property plant and equipment due to the fact that they are able to outsource all switching and technology needs to third parties. On March 31, 2015, the Company sold T2’s Michigan-based customers as well as all of T2’s Michigan network operations and contracts to an unrelated third party.  See also Note 3, Discontinued Operations, for more information here.

T2 and PSM are small CLEC’s competing in the multi-billion dollar telecommunications services space against large national carriers, such as AT&T and Verizon, who operate extensive networks. T2’s contract currently provides it a competitive advantage over other providers while T2’s and PSM’s CLEC licenses permit them to provide services in the highly regulated telecommunications services space. However, upon expiration of T2’s contract, there can be no guarantee that T2 will be able to renew its current contract or establish a unique product that T2 can provide to attract new customers. Furthermore, as small CLEC’s, both T2 and PSM are subject to constantly evolving market conditions over which they have no pricing power.  Their competitive position in the industry as a result of their CLEC licenses enables T2 to earn an arbitrage between the rate at which they can purchase minutes and the rates at which it can re-sell those same minutes and enables PSM to earn commissions by brokering T2’s services.  There can be no guarantee that either T2 or PSM will be able to maintain their margins and earn commissions in the future should they lose any key customers. The Company has incurred no costs over the previous three years on research and development activities for either T2 or PSM and has no future plans to incur research and development costs for either of its CLEC’s.

Woodland was the previous owner of S Squared, LLC, doing business in the state of Texas as Ranger Wireless Solutions, LLC (“Ranger”) whose key asset was the patented 611 Roaming ServiceTM from RANGER Wireless Solutions®, which generated revenue by processing approximately 10.2 million calls from roaming wireless customers per year and seamlessly connecting them to their service provider.  The Company sold Ranger to an unrelated third party on September 30, 2013. As part of the transaction, T2 and Ranger entered into a three year, exclusive arrangement whereby T2 would provide certain telecom services to Ranger. There are no markups on the services provided by T2 and the contract is purely a pass-through of costs. As such, it has no impact on T2’s revenues, expenses or net income. T2 entered into this contract with Ranger because Ranger is not a CLEC and, by engaging T2 to serve as its CLEC, Ranger could take advantage of T2’s wholesale carrier rates. T2’s benefits of this arrangement were that it could purchase wholesale minutes at a cheaper rate for its own customers due to Ranger’s high call volumes and, once the appropriate telecom circuits were established, T2 could bill other large carriers for carrier access billing (“CABs”) which has become the sole revenue source for T2. Ranger’s operating results have been reported as discontinued operations in this Annual Report on Form 10-K.  See also Note 3, Discontinued Operations, in the financial statements for more information with respect to the sale of Ranger.

TinyDial, LLC (“TinyDial”) was previously a wholly-owned subsidiary of CWC.  Over the three years ended December 31, 2015, CWC spent a total of $308,289 developing TinyDial; CWC has no future plans or funding commitments to continue research and development on TinyDial and CWC contributed 100% of its ownership of TinyDial stock to the Company effective September 30, 2015 for no consideration as TinyDial has no accounts, no operations and no customers.  TinyDial holds a telecommunications patent and is a development stage company whose core focus is enabling its users to conduct unlimited free conference calls, direct dialing via the use of short codes, instant messaging and contact management, among other mobile telecommunications services.  As of the date of this filing, the buildout of TinyDial has been completed and the application is available in both the iPhone and Android app stores.  TinyDial is an application that is free to its users.  It is anticipated that it will ultimately generate revenues based on a minutes of use (“MOU”) model whereby, as its users make conference calls, they generate MOU’s which TinyDial can then bill to its carrier partners.  At this time, the Company does not have future research and development plans related to TinyDial nor does it plan on investing further resources in the TinyDial mobile application or patent. The TinyDial patent is for 20 years from its March 4, 2014 issuance. While the Company believes it has relevance and value in the telecommunications space, it is carrying the patent at its net realizable value of zero dollars due to the fact that TinyDial has no customers, accounts or operations.

The Company previously provided telecommunications services through its Woodland Wireless Solutions, Ltd. (“WWS”), West Michigan Co-Location Services, L.L.C. (“WMCLS”) and T2 TV, L.L.C. (“T2TV”).  The Company ceased operations in its WWS, WMCLS and T2TV subsidiaries during the fiscal year ended April 30, 2013. Their operating results have been reported as discontinued operations in these financial statements.

Recent Developments

Spinoff

On August 13, 2015, CWC’s Board of Directors formally approved a plan whereby Woodland and its wholly owned subsidiaries were spun off in their entirety.  On October 14, 2015, the US Securities and Exchange Commission (the “SEC”) formally informed Woodland that its registration statement had become effective, clearing the way for the spin-off.  Finally, on December 31, 2015, CWC’s Board of Directors spun-off Woodland to CWC’s shareholders of record as of December 31, 2015 (the “Record Date”).  CWC shareholders, as of the Record Date, received shares in Woodland equal to their pro-rata ownership percentage of CWC. For every share owned by CWC’s shareholders as of the Record Date, those same shareholders were issued 1 share of Woodland’s common stock. Woodland is in the process of taking the necessary actions whereby Woodland’s shares will be free-trading on the OTCXB exchange.

Regulatory Matters

Portions of our operations, particularly our CLECs, are highly regulated and subject to a variety of federal and state laws, which require that we obtain various governmental licenses, permits and approvals. Specifically, we must file annual and quarterly reports on form 499 with the Federal Communications Commission to maintain our CLEC licenses, contribute to the Federal Universal Service Fund and we must file annual reports with the state of Texas detailing our operating activities.  We believe we are in material compliance with all applicable licensing and regulatory requirements.

Employees

As of December 31, 2015, the Company has no employees.   It is completely managed at no cost, at the time of this filing, by the management of CWC, its former parent.

Corporate Information

Woodland is a Delaware corporation with principal executive offices located at 13101 Preston Road, Suite 510, Dallas, Texas 75240. Our website address is www.woodlandholdings.net. We will make available on our website, free of charge, all our SEC filings, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to such reports, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.

The following discussion and analysis should be read in conjunction with the consolidated financial statements of Woodland Holdings Corporation, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company currently operates out of office space consisting of approximately 3,680 square feet. This office space is leased by the Company’s former parent, CWC, and is located in Dallas, Texas.  The Company has no obligations pursuant to this lease which expires May 31, 2016.  Trusts managed by the control party of the Company’s largest shareholder along with trusts controlled by the family of the Company’s CEO own the building from which the Company currently operates.

ITEM 3. LEGAL PROCEEDINGS

The Company is occasionally involved in other litigation matters relating to claims arising from the ordinary course of business. The Company’s management believes that there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material adverse effect on our business, results of operations and financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity and Related Stockholder Matters

The Company’s common stock is in the process of becoming listed on the OTCXB exchange after having obtained its Depository Trust Clearing Corporation (“DTCC”) eligibility just subsequent to the spin-off.  Obtaining DTCC clearance was among the final requirements necessary to becoming listed and the Company expects its common shares to be listed and free-trading as soon as possible.  Accordingly, prior to December 31, 2015 there was no market for the Company’s common stock.

The Company has no equity compensation plans.

Dividends

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain all future earnings to fund the operation of our business and do not anticipate paying dividends on our common stock in the foreseeable future. Pursuant to its credit agreement, the Company is precluded from paying dividends.

Penny Stock

The Company’s common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock rule.” Section 15(g) sets forth certain requirements for transactions in penny stock, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines a penny stock to be any equity security that has a market price less than $5 per share, subject to certain exceptions. The Company is subject to the SEC’s Penny Stock rules.

Since the Company’s common stock is deemed to be penny stock, trading in the shares is subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. “Accredited investors” include persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information to the limited market in penny stocks.  Consequently, these rules may restrict the ability of a broker-dealer to trade and/or maintain a market in the Company’s common stock and may affect the ability of the Company’s stockholders to sell their shares.

Recent Issuances of Unregistered Stock

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The consolidated statements of operations data for the years ended December 31, 2015 and 2014 and the eight-month period ended December 31, 2013 as well as the balance sheet data at December 31, 2015 and 2014 are derived from our audited consolidated financial statements which are included elsewhere in this Form 10-K.  The historical results are not necessarily indicative of results to be expected for future periods.

Consolidated Statements of Operations Data:

	For the Years Ended December 31,		For the Eight- Month Period Ended December 31,	For the Year Ended April 30:
	2015	2014	2013	2013
		(as restated)	(as restated)	(as restated)
Revenue	$93,311	$130,282	$11,850	$1,473
Costs of goods sold	16,423	42,206	12,044	374
Gross profit (loss)	76,888	88,076	(194)	1,099

Total operating expenses	(47,360)	84,671	(236,685)	26,547
Income (loss) from operations	124,248	3,405	236,491	(25,448)
Other (expense) income, net	(176)	—	(248,159)	—
Income taxes	—	—	—	—
Income (loss) from continuing operations	124,072	3,405	(11,668)	(25,448)
Income from discontinued operations, net of tax	15,777	(50,128)	447,457	1,376,097
Gain from discontinued operations, net of tax	—	—	2,544,258	—
Net income (loss)	$139,849	$(46,723)	$2,980,047	$1,350,649

Basic and diluted earnings (loss) per share from continuing operations	$1,240.72	$34.05	$(116.68)	$(254.48)
Basic and diluted earnings (loss) per share from discontinued operations	$157.77	$(501.28)	$29,917.15	$13,760.97
Basic and diluted earnings (loss) per share	$1,398.49	$(467.23)	$29,800.47	$13,506.49
Basic and diluted weighted average shares outstanding	100	100	100	100

Consolidated Balance Sheet Data:

	December 31,			April 30,
	2015	2014	2013	2013

Cash and cash equivalents	$13,967	$3,021	$8,726	$1,110,582
Total assets	$31,554	$51,546	$133,979	$7,709,598
Long-term obligations	$—	$—	$2,383	$9,139
Total stockholders’ equity (deficit)	$22,176	$(65,973)	$(2,355)	$1,473,435

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Overview

Woodland is a telecommunication services company providing services for the increased accessibility of content across mobile and Internet platforms. The Company is a holding company whose wholly owned subsidiaries operate in the rapidly changing telecommunications services industry.

Our key assets are our CLEC’s along with their respective licenses as well as TinyDial, our patented mobile telecommunications application.

Spin-Off

As previously discussed, the Company was originally a wholly owned subsidiary of CWC, a Nevada corporation publicly traded on the OTCQB exchange.  Subsequent to the sale of Ranger and the receipt of the TinyDial patent, CWC’s Board of Directors believed the Company will be more successful in accessing capital markets as investors will have more interest in a single segment operating company focused solely on the telecommunications industry.

Accordingly, CWC’s Board of Directors formally approved the spin-off of the Company on August 13, 2015.  CWC’s Board of Directors formally spun-off Woodland to CWC’s shareholders of record as of December 31, 2015 (the “Record Date”).  CWC shareholders, as of the Record Date, received shares in Woodland equal to their pro-rata ownership percentage of CWC. For every share owned by CWC’s shareholders as of the Record Date, those same shareholders were issued 1 share of Woodland’s common stock.   Prior to the Record Date, the Company increased its authorized shares to 250,000,000 to accommodate the new issuances of shares and, accordingly, no fractional shares were issued.  It is anticipated that the Company’s shares will be free trading shares on the OTCXB exchange.

Accordingly, this Registration Statement on Form 10 includes all the accounts of the Company and its wholly owned subsidiaries, all of which are to be spun off.  The financial information for the Company is substantially identical to that of CWC’s telecommunications segment.

Year ended December 31, 2015 Highlights

•	On March 31, 2015, the Company sold T2’s Michigan-based customers as well as all of T2’s Michigan network operations and contracts to an unrelated third party.

•	We were spun-off from our parent company, CWC.

Critical Accounting Policies

Use of Estimates

In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income (loss) from operations, and net income (loss), as well as on the value of certain assets on our consolidated balance sheets. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include allowance for doubtful accounts, recoverability of long-lived assets (including goodwill), revenue recognition and stock-based compensation. In addition, please refer to Note 2 to the accompanying consolidated financial statements for further discussion of our accounting policies.

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

Revenue Recognition

It is the Company’s policy that revenue from product sales or services will be recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”). SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the year ended December 31, 2015, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014

Revenues:

We had revenues totaling $93,311 for the year ended December 31, 2015 as compared to $130,282 for the corresponding period during the prior year. The decrease of $36,971 is due to a decrease in carrier access billing at our CLEC resulting from decrease in telecommunications traffic at our CLEC’s largest customer.

Cost of Sales:

We had cost of sales totaling $16,423 for the year ended December 31, 2015 as compared to $42,206 for the corresponding period during the prior year. The improvement of $25,783 or 61.1% is due to the fact that we re-routed our telecommunications traffic to a significantly cheaper provider.

Selling, General and Administrative Expenses:

We had Selling, General and Administrative Expenses (“SG&A”) totaling a credit of $50,037 for the year ended December 31, 2015 as compared to an expense of $73,962 for the corresponding period during the prior year. The significant improvement of $123,999 is primarily due to the settlement of several accounts payable and accrued liabilities at a discounted rate as well as the reversal of bad debt expenses related to the collection of a long overdue account receivable.

Depreciation and Amortization:

We had depreciation expenses totaling $2,677 for the year ended December 31, 2015 versus $10,709 for the corresponding period in the prior year.  The decrease is due to all of our telecom assets becoming fully depreciated.

Income from Continuing Operations Before Taxes:

Income from Continuing Operations Before Taxes totaled $124,072 for the year ended December 31, 2015 as compared to $3,405 for the corresponding period in the prior year. The improvement of $120,667 is primarily due to the aforementioned settlement of several accounts payable and accrued liabilities at a discounted rate coupled with the reversal of bad debt expenses related to the collection of a long overdue account receivable.

Net Income (Loss):

Net Income totaled $139,849 for the year ended December 31, 2015 as compared to Net Loss of $46,723 for the corresponding period in the prior year. The improvement of $186,572 is due to the fact that current year numbers include income from discontinued operations for T2’s Michigan operations totaling $15,777 while prior year Net Income numbers included a loss from T2’s Michigan operations totaling $50,128.

Liquidity and Capital Resources

As of December 31, 2015, we had positive working capital totaling $22,176 including cash of $13,967.   As we have consolidated our telecommunications operations and moved to a model whereby all of our services are outsourced, we have eliminated our need for significant amounts of investing or financing capital.  Accordingly, our operating cash flows are the lone driver and funding sources of our operations.  Our operating cash flows consist entirely of the collection of our billed services revenues offset by the cost of providing these revenues on an outsourced basis.  Furthermore, the Company has settled all its long outstanding payables and receivables and it anticipates the continued ability to generate cash flow from the margins it earns on the provision of wholesale telecommunications minutes to its customers,   As previously noted, due to its small size and limited pricing power, there can be no guarantee the Company will be able to continue to maintain its operating margins.

The Company is currently debt free and has no financial commitments outside of trade payables due in the normal course of business.

We had no investing activity for the year ended December 31, 2015.

Our financing activities for the year ended December 31, 2015 totaled $54,362 which consisted of payments pursuant to the aforementioned capital lease as well as capital contributions returned to CWC, the Company’s lone shareholder.

We have no other bank financing or other external sources of liquidity.  There can be no assurance that, going forward, our operations will generate positive operating cash flow.

Contractual Obligations

The Company had no contractual obligations as of December 31, 2015.

Off-Balance Sheet Arrangements

The Company’s Chief Executive Officer, Mr. Scott Beck holds a note receivable from the Company’s former parent, CWC, that is secured by all the assets of the Company. CWC has been in technical default on this since December 31, 2014 due to non-payment of principal and interest and CWC continues to be in default on this note. At this time, CWC has no plans to cure the default. As such, Mr. Beck could foreclose on all the assets of CWC and, potentially, the Company at any time.  Mr. Beck is CWC’s second largest shareholder and trusts controlled by the CEO’s immediate family are CWC’s largest shareholder. Though he reserves the right to call default at any time, the CEO is not inclined to do so at this time.

Inflation

We believe that, for the year ended December 31, 2015, inflation has not had a material effect on our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements and supplementary data are included in pages F-1 through F-16 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Because the Company had never previously been audited as a stand-alone entity, the Company had to conduct a completely new audit of its accounting records.  The Company engaged CWC’s current auditors, Montgomery Coscia and Greilich, LLP (“MCG”) to audit its financial statements, including the Statement of Operations, the Statement of Changes in Stockholders’ Equity and the Statement of Cash Flows for the year ended April 30, 2013.  CWC had previously engaged other auditors to audit these financial statements for its own public filings.

On December 23, 2013, CWC terminated Schumacher and Associates (“Schumacher”) as its independent registered public accounting firm. During the two years prior to its termination, Schumacher’s reports, with respect to CWC, contained no adverse opinions, disclaimer of opinions nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that the report contained a modification to the effect that there was substantial doubt as to the Company’s ability to continue as a going concern. The decision to change accountants was approved by CWC’s Chairman of the Board of Directors.

During the two most recent fiscal years prior to CWC’s quarter ended October 31, 2013 and up through the December 23, 2013 termination date, CWC had one disagreement with Schumacher with respect to disclosure of related party transactions that, had it not been resolved to the satisfaction of the former accountant, would have caused it to make reference to the disagreement in the audit report. Specifically, the former accountant required CWC to disclose the exact familial relationship of certain related parties to the Company’s CEO, Scott N. Beck. CWC authorized the former accountant to respond fully to any inquiries of the successor accountant concerning the subject matter of the disagreement. CWC made the disclosures required by the former accountants and the disagreement was resolved to the former accountant’s satisfaction. There were no other disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

On December 20, 2013, CWC engaged MCG as its new independent registered public accounting firm. During the previous two year period, the Company did not consult with MCG with respect to any issues nor was there any prior relationship between the Company and MCG.

ITEM 9A. CONTROLS AND PROCEDURES

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

The Company’s management, with the participation of its chief executive officer and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2015. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of that date, the Company’s disclosure controls and procedures, were not effective simply due to the fact that the small size of the accounting department could not provide for adequate segregation of duties typically established in larger reporting companies.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s CEO and the Company’s CFO and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in conformity with U.S. GAAP and include those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

As of December 31, 2015, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2015, as a result of the identification of the material weakness described below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The Company’s management has identified a material weakness in the effectiveness of internal control over financial reporting related to a shortage of resources in the accounting department required to assure appropriate segregation of duties.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities Exchange Commission that permit the Company to provide only management’s report in this annual report.

Management’s Remediation Plan

Management determined that a material weakness existed due to an inability to appropriately segregate duties in the Company’s accounting department due to its small size.  The Company has included additional reviews to mitigate the size of the accounting department and the overlap of responsibilities.  Management believes the foregoing efforts effectively remediate this material weakness but the Company can give no assurance that the additional controls will be effective. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. We cannot assure you that, as circumstances change, any additional material weakness will not be identified.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Submission of Matters to a Vote of Securities Holders

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The Company currently has two Directors. The term of each Director expires at the Company’s annual meeting each year. The persons whose names are listed below will serve until the Annual Meeting in 2016 or until his successor has been elected and qualified.  Our Board of Directors is not currently divided into classes.

Name of Director	Age	Positions with CornerWorld Since
Scott N. Beck	41	Chief Executive Officer, Chairman and Director, 2007
Marc Blumberg	42	Director, 2008

Scott N. Beck was appointed Chairman and Chief Executive Officer of CWC after founding CWC in 2007.  Prior to founding CWC, from 2004 to present, Mr. Beck has served as Chairman and President of Beck Ventures, a venture capital firm that he founded.  Prior to founding Beck Ventures, Mr. Beck worked as an Associate Vice-President at JP Morgan Chase and Co’s Lab Morgan where he focused on new business formation and corporate strategy for the bank globally. Prior to joining JP Morgan Chase, Mr. Beck was a member of SG Cowen’s Leveraged Finance Group, where he provided support to clients who access the high yield and leveraged finance capital markets. Preceding SG, Mr. Beck was a senior auditor at Ernst and Young LLP. Mr. Beck received a Masters of Accounting from the McCombs School of Business at the University of Texas at Austin where he completed his B.B.A. Mr. Beck is a member of the Board of Directors of United Texas Bank and is President of Beck Properties Trophy Club. The Board of Directors has determined that Mr. Beck’s prior experience working as an investment banker on Wall Street with both high-tech and public companies make him uniquely qualified to serve as the Chairman of Woodland Holdings.

Marc Blumberg was appointed Director subsequent to CWC’s August 27, 2008 acquisition of Enversa Companies LLC (“Enversa”).  Mr. Blumberg currently is the co-owner and co-founder of Chooze shoes, an entity that is taking advantage of the highly lucrative children’s apparel market.  Mr. Blumberg had previously been with imc2 from 1997 to 2013 where he served as their President. At imc2, he led their clients in developing innovative and effective marketing strategies.  Mr. Blumberg helped build the company from six to a staff of over 500 people providing services to Procter & Gamble, The Coca-Cola Company, and GlaxoSmithKline. Before joining imc2, Mr. Blumberg was a strategy consultant for Gemini Consulting’s MAC Group and for the New England Consulting Group. Mr. Blumberg has spent his professional career consulting with FORTUNE 500 companies. He holds a Bachelor of Science in Economics from the University of Pennsylvania’s Wharton School of Business. The Board of Directors has determined that Mr. Blumberg’s joint experience with imc2 and serving as a consultant to FORTUNE 500 companies adequately qualifies him to serve on the Board of Directors.

The business and affairs of the Company are managed under the direction of the Board of Directors. The Board believes that good corporate governance is a critical factor in achieving business success and in fulfilling the Board’s responsibilities to stockholders. The Board believes that its practices align management and stockholder interests. Highlights of our corporate governance practices are described below.

Additional Executive Officers

V. Chase McCrea III, age 47, has served as our Chief Financial Officer since his appointment September 18, 2009.  Mr. McCrea is a CPA with over 20 years of experience working with and for public companies serving in a variety of capacities.  Until July 2007, Mr. McCrea had served as the Interim Chief Financial Officer and Vice President of Finance of Home Solutions of America, Inc., a publicly traded construction concern. Prior to that, he worked as the Director of Finance for Penson Worldwide, Inc., an international securities clearing firm and also as a Manager of SEC Reporting for chemical giant Celanese. Mr. McCrea has also served as the Director of SEC Reporting for technology company DG Systems (the predecessor company to DG/FastChannel, Inc.) as well as serving as the Director of Finance for approximately five years for a venture capital funded telecommunications provider. Mr. McCrea’s experience includes over eight years working for Big Four accounting firms, where he attained the level of assurance manager. Mr. McCrea holds a Bachelor’s of Science in Accounting from the highly regarded accounting school at the University of Southern California.

Code of Ethics

The Company has not currently adopted a code of ethics.

Director Independence

Our common stock is anticipated to be quoted on the OTCXB as soon as it receives regulatory approval.  It will not be listed on the NASDAQ Stock Market or any other national securities exchange. Accordingly, we are not currently subject to the NASDAQ continued listing requirements or the requirements of any other national securities exchange. Nevertheless, in determining whether a director or nominee for director should be considered “independent” the board utilizes the definition of independence set forth in Rule 5605(a)(2) of the NASDAQ Marketplace Rules. The Company currently does not have an independent director.

Board Meetings

The Board of Directors of the Company’s parent Company, CWC, held one meeting during the year ended December 31, 2015.  Mr. Beck and Mr. Blumberg both attended the meeting.  Directors receive no compensation for meeting attendance.

Board Committees

We do not have an audit, nominating or compensation committee. Due to the small size of the Board of Directors, at this time we do not intend to establish either an audit committee or a compensation committee of our Board of Directors. When we do ultimately establish these committees, we envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and our system of internal controls. The compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers.  We do not have an audit committee financial expert on our Board because we do not have an audit committee.

Board Structure

Our Board has not chosen to separate the positions of Chief Executive Officer and Chairman of the Board in recognition of the fact that our operations are sufficiently limited that such separation would not serve any useful purpose. Our Chairman and Chief Executive Officer is responsible for setting the strategic direction for our Company and for the day-to-day leadership of our Company, as well as setting the agenda for Board meetings and presiding over meetings of the full Board.

Role of Board in Risk Oversight Process

Management is responsible for the day-to-day management of risk and for identifying our risk exposures and communicating such exposures to our Board. Our Board is responsible for designing, implementing and overseeing our risk management processes. The Board does not have a standing risk management committee, but administers this function directly through the Board as a whole.

The whole Board considers strategic risks and opportunities and receives reports from its officers regarding risk oversight in their areas of responsibility as necessary. We believe our Board’s leadership structure facilitates the division of risk management oversight responsibilities and enhances the Board’s efficiency in fulfilling its oversight function with respect to different areas of our business risks and our risk mitigation practices.

Communications with the Board of Directors

Stockholders with questions about the Company are encouraged to contact the Company by sending communications to the attention of the Chief Executive Officer at 13101 Preston Road Suite 510, Dallas Texas 75240.  If stockholders feel that their questions have not been sufficiently addressed through communications with the Chief Executive Officer, they may communicate with the Board of Directors by sending their communications to the Board of Directors, c/o the Chief Executive Officer at the same address.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation earned by CWC’s Chief Executive Officer and Chief Financial Officer for each of the last three fiscal years.  These officers will be responsible for the continuing oversight of the Company as well as the certification of the Company’s financial statements.  The Company does not have any other executive officers who contributed services, were awarded, earned or were paid over $100,000.

Name and principal position (a)	Period (b)	Salary ($)(c)	Bonus ($)(d)	Stock Awards ($)(e)(4)	Option Awards ($)(f)(5)	All Other Compensation ($)(i)	Total ($)(j)
Scott N. Beck, Chairman of the Board of Directors, Chief Executive Officer	2015(1)	12,816(7)	—	—	—	—	12,816
	2014(2)	23,000(6)	—	—	—	—	23,000
	2013(3)	138,417(6)	—	—	—	—	138,417

V. Chase McCrea III, Chief Financial Officer	2015(1)	110,375(7)	—	—	—	—	110,375
	2014(2)	165,000	3,000(8)	—	—	—	168,000
	2013(3)	116,875	41,250(8)	—	—	—	158,125

(1)	Amounts in this row are for the year ended December 31, 2015.

(2)	Amounts in this row are for the year ended December 31, 2014.

(3)	Amounts in this row are for the eight-month period ended December 31, 2013.

(4)

The amounts in column (e) reflect the dollar amount recognized for financial statement reporting purposes for the applicable fiscal year, in accordance with ASC Topic 718 (formerly FAS 123[R]) of stock awards granted to each named executive officer, and therefore include amounts from awards granted in and prior to the applicable fiscal year.

(5)

The amounts in column (f) reflect the dollar amount recognized for financial statement reporting purposes for the applicable fiscal year, in accordance with ASC 718 with respect to outstanding stock options granted to each executive officer, whether granted in that fiscal year or in prior fiscal years.

(6)

Effective November 1, 2013, Mr. Beck and the Company amended his employment agreement such that his annual base salary was reduced to $18,000 and that, effective January 1, 2014, his annual base salary would be $23,000.

(7)

Effective July 16, 2015, Mr. Beck and Mr. McCrea no longer were paid salaries or medical benefits by the Company.  No amendment was made to Mr. Beck’s employment agreement to reflect this fact and the Company could resume paying Mr. Beck’s salary pursuant to his employment agreement at any time.

(8)	This chart reflects the fact that Mr. McCrea’s bonuses have historically been accrued at the end of the reporting period and cash settled immediately subsequent to the end of the reporting period.

Executive Employment Agreements

The Company has no executive employment agreements.  Mr. Beck is employed pursuant to an employment agreement with a subsidiary of CWC, Woodland’s former parent company.  While Mr. Beck will continue to be employed pursuant to his employment agreement at CWC, as one of the larger shareholders in the Company, Mr. Beck’s interests will be closely aligned with the interests of the Company’s other shareholders.  Mr. Beck will contribute his time as necessary, without charge, to the Company, until such time as the Board of Directors deems it necessary to bring in a paid chief executive.  The Company does not believe there are any conflicts of interests with this arrangement.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

None

Stock Compensation Plans

The Company has no stock compensation plans.

Director Compensation

The Company does not pay compensation to its directors for their service at this time. Furthermore, the Company has no present formal plan for compensating our directors for their service in their capacity as such.

POTENTIAL PAYMENTS ON TERMINATION OR CHANGE IN CONTROL

None

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth, as of March 14, 2016 (except where otherwise noted), certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Company’s outstanding shares of Common Stock, (ii) each of the Company’s Directors, (iii) each of the executive officers and (iv) all current Directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within sixty (60) days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date. As of March 14, 2016, the Directors and executive officers of the Company held a total of 1,797,875 shares of Common Stock entitled to vote, representing 38.6% of the then outstanding shares of Common Stock.

Beneficial Owner	Amount of Common Stock Beneficially Owned as of March 14, 2016 (1)	Percentage of Common Stock Outstanding (1)

Executive Officers and Directors (2)
Scott Beck	1,622,485	34.9%
Marc Blumberg	89,676	1.9%
V. Chase McCrea III	85,714	1.8%
All executive officers and directors as a group (consisting of 3 individuals)	1,797,875	38.6%

Other 5% stockholders:
IU Holdings II, LP (3)	1,666,117	35.8%
Total Executive Officers, Directors and Affiliates (2)	3,463,992	74.4%

(1)	The number of shares of Common Stock outstanding as of March 14, 2016 was 4,655,338.

(2)

Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the officers and Directors named in the table have sole voting and investment power with respect to all shares of Common Stock. Unless otherwise indicated, the business address of each beneficial owner listed is 13101 Preston Road, Suite 510, Dallas, Texas 75240.

(3)

The business address of this entity is 5005 LBJ, Freeway, Suite 370 Occidental Tower Management, Dallas, TX 75244.  See “Certain Relationship ad Related Transactions” below for additional information regarding this entity.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company operates at no cost from office space that CWC leases from 13101 Preston Road, LP.  Trusts managed by the control party of the Company’s largest shareholder along with trusts controlled by the family of the Company’s CEO own the building from which the Company currently operates. The CWC paid $30,000, $30,000 and $20,000 in rent during the years ended December 31, 2015 and 2014 and the eight-month period ended December 31, 2013, respectively.    As of December 31, 2015, CWC owed $12,500 in accounts payable related unpaid rent on this lease as of December 31, 2015.

Policy Regarding Transactions with Related Persons

We do not have a formal, written policy for the review, approval or ratification of transactions between us and any director or executive officer, nominee for director, 5% stockholder or member of the immediate family of any such person that are required to be disclosed under Item 404(a) of Regulation S-K. However, our policy is that any activities, investments or associations of a director or officer that create, or would appear to create, a conflict between the personal interests of such person and our interests must be assessed by our Chief Executive Officer and our Chief Financial Officer and be at arms-length.

ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES

Audit and Related Fees

The Company has previously been audited as part of CWC’s annual audit.  The following is a summary of fees and services approved by CWC and billed by Montgomery Coscia Greilich LLP (“MCG”) for the fiscal years ended December 31, 2015 and 2014.

	Year ended December 31, 2015	Year ended December 31, 2014

Audit Fees (1)	$25,000	$25,000
Audit Related Fees (2)	—	—
Total (3)	$25,000	$25,000

(1)

Audit Fees. This represents the aggregate fees billed to us in each of fiscal 2015 and 2014 for professional services rendered by MCG for (i) the audit of our annual financial statements included in our annual report on Form 10-K and (ii) the review of our interim financial statements included in the quarterly reports.

(2)

Audit-Related Fees. The aggregate fees billed to us in each of fiscal 2015 and 2014 for professional services rendered by MCG for audit-related fees including statutory and regulatory filings was zero.  We do not currently engage MCG to perform internal control testing.

(3)	We do not currently engage MCG to perform tax or other services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1.) Consolidated Financial Statements

The report of our independent registered public accounting firm and our consolidated financial statements are listed below and begin on page F-1 of this Annual Report on Form 10-K.

Financial Information

(2.) Schedules

None.

(3.) Exhibits

The exhibits to this report are listed in the exhibit index below.

(b) Description of exhibits

INDEX TO EXHIBITS

Exhibit Numbers	Description

3.1*	Certificate of Incorporation of Woodland Holdings Corporation dated January 21, 2009.
3.2*	Bylaws of Woodland Holdings Corporation, dated February 23, 2009.
3.3*

Certificate of Amendment of Certificate of Incorporation of Woodland Holdings Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed November 30, 2015)

10.1*

Employment Agreement between CornerWorld Corporation and Scott N. Beck dated August 22, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A, filed July 27, 2010).

10.2*	Telecommunication Services Agreement between T² Communications L.L.C. and S Squared, LLC dated September 30, 2013.
21.1**	Subsidiaries of Woodland Holdings Corporation.
31.1**	Certification
31.2**	Certification
32.1**	Certification
32.2**	Certification
101***	Interactive Data Files of Financial Statements and Notes.

*	Previously filed
**	Filed herewith
***	Furnished (and not filed) herewith pursuant to Regulation S-T under the Exchange Act.
w	Management plan, compensatory arrangement or employment agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CornerWorld, Corporation

April 12, 2016	By:	/s/ Scott Beck
Scott Beck
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott Beck	Chairman of the Board of Directors and	April 12, 2016
Scott Beck	Chief Executive Officer
(Principal Executive Officer)

/s/ V. Chase McCrea III	Chief Financial Officer	April 12, 2016
V. Chase McCrea III	(Principal Financial and Accounting Officer)

/s/ Marc Blumberg	Director	April 12, 2016
Marc Blumberg

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Woodland Holdings Corporation

We have audited the accompanying consolidated balance sheets of Woodland Holdings Corporation as of December 31, 2015 and 2014 and the related consolidated statements of operations, cash flows and stockholders’ equity (deficit) for the years ended December 31, 2015 and 2014 and the eight-month period ended December 31, 2013. Woodland Holdings Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Woodland Holdings Corporation as of December 31, 2015 and 2014 and the results of their operations and their cash flows for the years ended December 31, 2015 and 2014 and the eight-month period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ MONTGOMERY COSCIA GREILICH, LLP

Plano, Texas

April 11, 2016

Woodland Holdings Corporation

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
		(as restated)
Assets
Current assets:
Cash	$13,967	$3,021
Accounts receivable, net	17,587	558
Prepaid expenses and other current assets	—	40,500
Assets of discontinued operations held for sale	—	4,788
Total current assets	31,554	48,867

Property and equipment, net	—	2,677
Other assets	—	2
TOTAL ASSETS	$31,554	$51,546

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$9,378	$78,180
Accrued expenses	—	14,790
Lease payable, current portion	—	2,662
Liabilities of discontinued operations held for sale	—	21,887
Total current liabilities	9,378	117,519
Long-term liabilities:
Lease payable, net of current portion	—	—
Total liabilities	9,378	117,519

Commitments and Contingencies	—	—

Stockholders’ equity (deficit):
Common stock, $0.01 par value, 100,000,000 shares authorized; 100 shares issued and outstanding, December 31, 2015 and 2014, respectively	—	—
Additional paid-in capital	(12,083,676)	(12,031,976)
Retained earnings	12,105,852	11,966,003
Total stockholders’ equity (deficit)	22,176	(65,973)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$31,554	$51,546

The accompanying notes are an integral part of these consolidated financial statements

Woodland Holdings Corporation

Consolidated Statements of Operations

	For the Year Ended December 31,		Eight-month Period Ended December 31,
	2015	2014	2013
		(as restated)	(as restated)
Sales, net	$93,311	$130,282	$11,850

Costs of goods sold	16,423	42,206	12,044

Gross profit (loss)	76,888	88,076	(194)

Expenses:
Selling, general and administrative expenses	(50,037)	73,962	(243,825)
Depreciation and amortization	2,677	10,709	7,140
Total operating expenses	(47,360)	84,671	(236,685)
Operating income	124,248	3,405	236,491

Other expense:
Other expense	(176)	—	(248,159)
Total other expense	(176)	—	(248,159)
Income (loss) before income taxes	124,072	3,405	(11,668)
Income taxes	—	—	—
Income (loss) from continuing operations	124,072	3,405	(11,668)
Income (loss) from discontinued operations, net of tax	15,777	(50,128)	447,457
Gain from disposal of discontinued operations, net of tax	—	—	2,544,258
Net income (loss)	$139,849	$(46,723)	$2,980,047

Basic and diluted earnings (loss) per share from continuing operations	$1,240.72	$34.05	$(116.68)
Basic and diluted earnings (loss) per share from discontinued operations	$157.77	$(501.28)	$29,917.15
Basic and diluted earnings (loss) per share	$1,398.49	$(467.23)	$29,800.47
Basic and diluted weighted average number shares outstanding	100	100	100

The accompanying notes are an integral part of these consolidated financial statements

Woodland Holdings Corporation

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Shares		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity (Deficit)

Balance, May 1, 2013	100	$—	$(7,559,244)	$9,032,679	$1,473,435
Return of capital to shareholder	—	—	(4,455,837)	—	(4,455,837)
Net income	—	—	—	2,980,047	2,980,047
Balance, December 31, 2013	100	$—	$(12,015,081)	$12,012,726	$(2,355)
Return of capital to shareholder	—	—	(16,895)	—	(16,895)
Net loss	—	—	—	(46,723)	(46,723)
Balance, December 31, 2014	100	$—	$(12,031,976)	$11,966,003	$(65,973)
Return of capital to shareholder	—	—	(51,700)	—	(51,700)
Net income	—	—	—	139,849	139,849
Balance, December 31, 2015	100	$—	$(12,083,676)	$12,105,852	$22,176

The accompanying notes are an integral part of these consolidated financial statements

Woodland Holdings Corporation

Consolidated Statements of Cash Flows

	For the Year Ended December 31,		For the Eight-month Period Ended December 31,
	2015	2014	2013

Cash Flows from Operating Activities
Net income (loss)	$139,849	$(46,723)	$2,980,047
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	2,677	10,709	7,140
Provision for doubtful accounts	16,390	78,137	375
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(33,419)	(78,312)	466
Prepaid expenses and other current assets	40,500	(500)	(40,000)
Other assets	2	27,999	(1)
Accounts payable	(68,802)	(16,653)	44,320
Accrued expenses	(14,790)	14,790	—
Changes in assets and liabilities of discontinued operations	(17,099)	32,167	(1,978,594)
Net cash provided by operating activities	65,308	21,614	1,013,753

Cash Flows from Investing Activities
Proceeds from the sale of subsidiary	—	—	8,300,000
Fixed assets acquired pursuant to capital lease	—	—	—
Net cash provided by (used in) investing activities	—	—	8,300,000

Cash Flows from Financing Activities
Financing fees	—	—	(249,000)
Principal payments on debt	—	—	(4,775,000)
Settlement of warrant	—	—	(929,017)
Return of capital to shareholder	(51,700)	(16,895)	(4,455,837)
Payments on capital lease	(2,662)	(10,424)	(6,755)
Net cash provided by (used in) financing activities	(54,362)	(27,319)	(10,415,609)
Net increase (decrease) in cash	10,946	(5,705)	(1,101,856)
Cash at beginning of period	3,021	8,726	1,110,582
Cash at end of period	$13,967	$3,021	$8,726

Cash paid for:
Interest	$—	$—	$270,993
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

Woodland Holdings Corporation

Notes to Consolidated Financial Statements

December 31, 2015

1. Basis of Presentation

Organization

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

Spinoff

The Company was originally a wholly owned subsidiary of CornerWorld Corporation (“CWC”), a Nevada corporation publicly traded on the OTCQB exchange.   On August 13, 2015, CWC’s Board of Directors formally approved a plan whereby Woodland and its wholly owned subsidiaries were to be spun off in their entirety.  On October 14, 2015, the US Securities and Exchange Commission (the “SEC”) formally informed Woodland that its registration statement had become effective, clearing the way for the spin-off.  Finally, on December 31, 2015, CWC’s Board of Directors spun-off Woodland to CWC’s shareholders of record as of December 31, 2015 (the “Record Date”).  CWC shareholders, as of the Record Date, received shares in Woodland equal to their pro-rata ownership percentage of CWC. For every share owned by CWC’s shareholders as of the Record Date, those same shareholders were issued 1 share of Woodland’s common stock. Woodland is in the process of taking the necessary actions whereby Woodland’s shares will be free-trading on the OTCXB exchange.

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

Woodland was the previous owner of S Squared, LLC, doing business in the state of Texas as Ranger Wireless Solutions, LLC (“Ranger”) whose key asset was the patented 611 Roaming ServiceTM from RANGER Wireless Solutions®, which generated revenue by processing approximately 10.2 million calls from roaming wireless customers per year and seamlessly connecting them to their service provider.  The Company divested Ranger on September 30, 2013 and its operating results have been reported as discontinued operations in these financial statements.  See Note 3, Discontinued Operations, for more information with respect to the sale of Ranger.

TinyDial, LLC (“TinyDial”) was previously a wholly-owned subsidiary of CWC.  CWC will contribute 100% of its ownership of TinyDial stock to the Company effective September 30, 2015 for no consideration as TinyDial has no accounts, no operations and no customers.  TinyDial holds a telecommunications patent and is a development stage company whose core focus is enabling its users to conduct unlimited free conference calls, direct dialing via the use of short codes, instant messaging and contact management, among other mobile telecommunications services.   As of the date of this filing, the buildout of TinyDial has been completed and the application is available in both the iPhone and Android app stores.  TinyDial is a mobile telecommunications application that is free to its users.  It is anticipated that it will ultimately generate revenues based on a minutes of use (“MOU”) model whereby, as its users make conference calls, they generate MOU’s which TinyDial can then bill to its carrier partners.  At this time, the Company does not have future research and development plans related to TinyDial nor does it plan on allocating further resources on the TinyDial mobile application or patent.

Woodland Holdings Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

Change in Fiscal Year

The Company’s year-end is December 31.  On April 29, 2014, the Company announced that it was changing its fiscal year end from April 30 to December 31.  Accordingly, this Annual Report on Form 10-K details the Company’s accounts as of December 31, 2015 and 2014 and its results of operations, cash flow and stockholders’ equity (deficit) for the years ended December 31, 2015 and 2014 and the eight-month period ended December 31, 2013.  As it has done so since January 1, 2014, the Company will continue to report its accounts on a standard calendar reporting basis filing quarterly reports as of March 31, June 30 and September 30 each year and an annual report as of December 31 of each future year.  See Note 10, Transition Period Data (unaudited), for more information with respect to our change in fiscal year end.

2. Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles (“GAAP”) in the United States of America and have been consistently applied in the preparation of the consolidated financial statements. The consolidated financial statements are stated in United States of America dollars.

Receivables

Accounts receivable include uncollateralized customer obligations due under normal trade terms requiring payment within 30-60 days from invoice date. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

The carrying amount of accounts receivable is reduced by a valuation allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected based on historical collection trends. The allowance for doubtful accounts was $48,011 and $79,440 as of December 31, 2015 and 2014, respectively.

Fair Value of Financial Instruments

ASC No. 850 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company’s cash and cash equivalents, accounts receivable, accounts receivable-related party, accounts payable, accounts payable-related party and accrued liabilities approximate their estimated fair values due to their short-term maturities. Notes payable are carried at their face value net of their issuance costs which management believes is a reasonable approximation for their fair value. Warrants with put features are carried at their minimum cash put value discounted for the time value of money. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these consolidated financial statements.

Income Taxes

The Company accounts for income taxes in accordance with ASC No. 740 which requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Earnings (Loss) Per Share

In accordance with ASC 260, basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share, if any, is computed similar to basic earnings (loss) per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock.  The Company had no dilutive securities outstanding at any reporting period.

Woodland Holdings Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as revised by SAB 104. As such, the Company recognizes gross revenue when persuasive evidence of an arrangement exists, the price is fixed or readily determinable and collectability is probable. The Company does not provide sales discounts to its customers.  For PSM and T2, the revenue is derived service contracts for the phone and internet services used by each customer or via the carrier access billing derived from customer minutes being processed through T2’s  outsourced providers. Revenue is recognized as the services are provided.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three (3) months or less to be cash equivalents.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method as follows:

Computer equipment	3 years
Office furniture	5 years
Computer software packages	3 years
Capitalized software development	3 years
Leasehold improvements	3 years

Expenditures for maintenance and repairs which do not materially extend the useful lives of property and equipment are charged to operations. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations. Management periodically reviews the carrying value of its property and equipment for impairment. The property and equipment had not incurred any impairment loss at December 31, 2015 and 2014.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC 360. The Company’s primary long-lived assets are property and equipment. ASC 360 requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Management reviews its long-lived assets annually and does not believe its fixed assets are impaired.

Return of Capital to Shareholder

The Company has never declared or paid dividends of any type. As a wholly-owned subsidiary of CWC, however, the Company contributed to CWC’s operations in the form of cash moved to its former parent in the form of inter-company transactions. On the statement of changes in stockholders’ equity, “Return of Capital to Shareholder” represents cash payments made to CWC by the Company in the form of inter-company transfers.

Woodland Holdings Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

Warrants

As part of the re-financing of the original Ranger acquisition, CWC issued certain warrants (the “Warrants”) which could be put to CWC in exchange for cash.  The Warrants could be exercised in exchange for CWC common stock but were accounted for as a liability of Company, not equity, due the fact that the put feature constituted a liability under the ASC and because the Warrants were secured by all the assets of the Company.  Consistent with the accounting treatment of being recorded as a liability, the Warrants were settled, in their entirety, for cash on September 30, 2013 when Ranger was sold.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Woodland Holdings Corporation, its wholly owned subsidiaries and entities determined to meet the definition of Variable Interest Entities. All significant intercompany transactions and balances have been eliminated in consolidation.

Concentrations of Cash and Cash Equivalents

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Federal Deposit Insurance Corporation (FDIC) currently insures accounts at each institution for up to $250,000. At times, cash balances may exceed the FDIC insurance limit of $250,000. At December 31, 2015 and 2014 the Company had no concentrations that were in excess of that which is insured by the FDIC.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the year ended December 31, 2015, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Issuance of Stock for Non-Cash Consideration

There were no issuances of the Company’s stock for non-cash consideration.

Reclassifications

Certain prior year accounts have been reclassified to conform to the current year’s presentation.

3.  Discontinued Operations

T2 Communications, LLC

We completed the sale of T2’s Michigan operations on March 31, 2015 for $15,000; we recognized no gain on the sale. T2’s Michigan operations have been reclassified as discontinued operations for its operations up to the date of sale for the years ended December 31, 2015 and 2014 and the eight-month period ended December 31, 2013.   The following is a summary of the operating results of T2’s discontinued operations.

	For the Year Ended December 31,		For the Eight-month Period Ended
	2015	2014	December 31, 2013

Sales, net	$39,185	$113,873	$69,348

Income (loss) from discontinued operations before income taxes	15,777	(50,128)	(151,219)
Income taxes	—	—	—
Net income from discontinued operations	$15,777	$(50,128)	$(151,219)

Woodland Holdings Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

The following table represents T2 discontinued assets and liabilities as of:

	December 31,
	2015	2014

Assets, net	$—	$4,788

Liabilities, net	$—	$21,887

S Squared LLC DBA Ranger Wireless Solutions, LLC

We completed the sale of our Ranger business on September 30, 2013 for $7.5 million in cash plus a contingent receivable for $800,000 which we collected in November 2013; we recognized a gain of $2,788,543 on the sale, net of tax. The decision to sell Ranger allowed us to retire substantially all of our secured debt, including debt with loan covenants for which we were previously not in compliance. Our Ranger operations have been reclassified as discontinued operations for its operations up to the date of sale for the eight-month period ended December 31, 2013.

The following is a summary of the operating results of Ranger’s discontinued operations:

	For the Year Ended December 31,		For the Eight-month Period Ended
	2015	2014	December 31, 2013

Sales, net	$—	$—	$2,014,095

Income from discontinued operations before income taxes	—	—	598,676
Income taxes	—	—	—
Net income from discontinued operations	$—	$—	$598,676

There were no assets and liabilities held for sale, related to Ranger, as of December 31, 2015 and 2014.

4. Property and Equipment

Property and equipment is summarized as follows:

	December 31,
	2015	2015

Computer equipment	$32,128	$32,128
Total	32,128	32,128
Less: accumulated depreciation	(32,128)	(29,451)
Property and equipment, net	$—	$2,677

Depreciation expense for property and equipment for the years ended December 31, 2015 and 2014 and the eight-month period ended December 31, 2013 was $2,677, $10,709 and $7,140, respectively.

5. Leases

The Company had a capital lease on telecom equipment.  The lease expired of its own accord on March 1, 2015 and the Company made the final payment on this capital lease on that date.

Woodland Holdings Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

6. Equity

Common Stock

The Company’s authorized common stock consists of 100,000,000 shares with a par value of $0.01 per share. As of December 31, 2015, 100 shares of common stock were issued and outstanding and they were completely owned by CWC.  As of midnight on December 31, 2015, CWC completed the spin-off of the Company such that, effective January 1, 2016, CWC ceased to own any shares in the Company and 4,655,338 shares in the Company were immediately issued, on a pro-rata basis, to CWC’s shareholders of record as of December 31, 2015.  See also Note 1, for more information with respect to the spin-off.

7. Commitments and Contingencies

Litigation

From time to time, the Company is involved in litigation matters relating to claims arising from the ordinary course of business. While the results of such claims and legal actions cannot be predicted with certainty, the Company’s management does not believe that there are claims or actions, pending or threatened against the Company, the ultimate disposition of which would have a material adverse effect on our business, results of operations, financial condition or cash flows.

8. Related Party Transactions

The Company operates at no cost from office space that CWC leases from 13101 Preston Road, LP.  Trusts managed by the control party of the Company’s largest shareholder along with trusts controlled by the family of the Company’s CEO own the building from which the Company currently operates. The CWC paid $30,000, $30,000 and $20,000 in rent during the years ended December 31, 2015 and 2014 and the eight-month period ended December 31, 2013, respectively.    As of December 31, 2015, CWC owed $12,500 in accounts payable related to unpaid rent on this lease as of December 31, 2015.

9. Income Taxes

The Company accounts for income taxes in accordance with ASC 740. Due to continued losses from operations, since the inception of the Company, no provision for income taxes has been made in these consolidated financial statements.  The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

	Year Ended December 31,
	2015		2014

Federal statutory rate	34.00%		34.00%
Effect of:
Valuation allowance	(34.00%	)	(34.00%	)
Effective income tax rate	—%		—%

The Company is in the process of completing its federal income tax return and does not expect to have an income tax liability due to continued losses from operations.

Woodland Holdings Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

10. Transition Period Comparative Data

The following tables present certain financial information for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
		(unaudited)
Sales, net	$130,282	$12,509
Costs of goods sold	42,206	12,044
Gross profit	88,076	465

Operating expenses	84,671	(233,116)
Operating income (loss)	3,405	233,581

Other income (expense), net	—	(248,190)
Income taxes	—	—
Income (loss) from continuing operations	3,405	(14,609)
Income (loss) from discontinued operations, net of tax	(50,128)	725,106
Gain from disposal of discontinued operations, net of tax	—	2,544,258
Net income (loss)	$(46,723)	$3,254,755

Basic and diluted earnings (loss) per share from continuing operations	$34,05	$(146.09)
Basic and diluted earnings per share from discontinued operations	$(501.28)	$32,693.64
Basic and diluted earnings (loss) per share	$(467.23)	$32,547.55
Basic and diluted weighted average number shares outstanding	100	100

The following table presents certain financial information for the eight-month periods ended December 31, 2013 and 2012:

	Eight-month Period Ended December 31,
	2013	2012
		(unaudited)
Sales, net	$11,850	$2,830
Costs of goods sold	12,044	318
Gross profit (loss)	(194)	2,512

Operating expenses	236,685	33,435
Operating income (loss)	236,491	(30,923)

Other income (expense), net	(248,159)	—
Income taxes	—	—
Loss from continuing operations	(11,668)	(30,923)
Income from discontinued operations, net of tax	447,457	1,106,746
Gain from disposal of discontinued operations, net of tax	2,544,258	—
Net income	$2,980,047	$1,075,823

Basic and diluted earnings (loss) per share from continuing operations	$(116.68)	$(309.23)
Basic and diluted earnings per share from discontinued operations	$29,917.15	$11,067.46
Basic and diluted earnings (loss) per share	$29,800.47	$10,758.23
Basic weighted average number shares outstanding	100	100

Woodland Holdings Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

11. Restatement

In the Company’s initial Registration Statement on Form 10, filed on March 9, 2015, the Company presented all of T2’s operations as continuing operations.  On March 31, 2015, the Company divested T2’s Michigan-based operations and customers to an unrelated third party.  The Company amended and restated its original Registration Statement on Form 10 to reflect T2’s Michigan operations as discontinued.  While there was no impact on shareholders’ equity, prior period retained earnings or net income in any period as a result of the divestiture, the financial periods impacted by the restatement of T2’s Michigan-based operations as discontinued and the specific changes on the Company’s other accounts are delineated in the tables that follow.

Balance Sheet impacts of the restatement:

	December 31, 2014	December 31, 2014	December 31, 2014
	Original	Adjustments	As Restated

Assets
Current assets:
Cash	$3,021	$—	$3,021
Accounts receivable, net	5,346	(4,788)	558
Prepaid expenses and other current assets	40,500	—	40,500
Assets of discontinued operations held for sale	—	4,788	4,788
Total current assets	48,867	—	48,867

Property and equipment, net	2,677	—	2,677
Other assets	2	—	2
TOTAL ASSETS	$51,546	$—	$51,546

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$90,534	$(12,354)	$78,180
Accrued expenses	24,323	(9,533)	14,790
Lease payable, current portion	2,662	—	2,662
Liabilities of discontinued operations held for sale	—	21,887	21,887
Total current liabilities	117,519	—	117,519
Long-term liabilities:
Lease payable, net of current portion	—	—	—
Total liabilities	117,519	—	117,519

Commitments and Contingencies	—	—	—

Stockholders’ equity (deficit):
Common stock	—	—	—
Additional paid-in capital	(12,031,976)	—	(12,031,976)
Retained earnings	11,966,003	—	11,966,003
Total stockholders’ equity (deficit)	(65,973)	—	(65,973)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$51,546	$—	$51,546

Woodland Holdings Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

Income Statement impacts of the restatement:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Eight-month Period Ended December 31,	Eight-month Period Ended December 31,	Eight-month Period Ended December 31,
	2014	2014	2014	2013	2013	2013
	Original	Adjustments	As Restated	Original	Adjustments	As Restated
Sales, net	$244,155	$(113,873)	$130,282	$81,198	$(69,348)	$11,850

Costs of goods sold	159,971	(117,765)	42,206	79,645	(67,601)	12,044

Gross profit (loss)	84,184	3,892	88,076	1,553	(1,747)	(194)

Expenses:
Selling, general and administrative expenses	120,198	(46,236)	73,962	(94,193)	(149,632)	(243,825)
Depreciation and amortization	10,709	—	10,709	10,474	(3,334)	7,140
Total operating expenses	130,907	(46,236)	84,671	(83,719)	(152,966)	(236,685)
Operating income (loss)	(46,723)	(50,128)	3,405	85,272	151,219	236,491

Other income (expense), net:
Other income (expense), net	—	—	—	(248,159)	—	(248,159)
Total other expense, net	—	—	—	(248,159)	—	(248,159)
Income (loss) before income taxes	(46,723)	50,128	3,405	(162,887)	151,219	(11,668)
Income taxes	—	—	—	—	—	—
Income (loss) from continuing operations	(46,723)	50,128	3,405	(162,887)	151,219	(11,668)
Income from discontinued operations, net of tax	—	(50,128)	(50,128)	598,676	(151,219)	447,457
Gain from disposal of discontinued operations, net of tax	—	—	—	2,544,258	—	2,544,258
Net income (loss)	$(46,723)	$—	$(46,723)	$2,980,047	$—	$2,980,047

Basic and diluted earnings (loss) per share from continuing operations	$(467.23)	$501.28	$34.05	$(1,628.87)	$1,512.19	$(116.68)
Basic and diluted earnings per share from discontinued operations	$—	$(501.28)	$(501.28)	$31,429.34	$(1,512,19)	$29,917.15
Basic and diluted earnings (loss) per share	$(467.23)	$—	$(467.23)	$29,800.47	$—	$29,800.47
Basic and diluted weighted average number shares outstanding	100	—	100	100	—	100

Woodland Holdings Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

Cash Flow Statement impacts of the restatement:

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2014	2014	2014
	Original	Adjustments	As Restated
Cash Flows from Operating Activities
Net income (loss)	$(46,723)	$—	$(46,723)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	10,709	—	10,709
Provision for doubtful accounts	78,137	—	78,137
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(43,253)	(35,059)	(78,312)
Prepaid expenses and other current assets	3,135	(3,635)	(500)
Other assets	27,999	—	27,999
Accounts payable	(21,938)	5,285	(16,653)
Accrued expenses	13,548	1,242	14,790
Changes in assets and liabilities of discontinued operations	—	32,167	32,167
Net cash provided by (used in) operating activities	21,614	—	21,614

Cash Flows from Investing Activities
Proceeds from the sale of subsidiary	—	—	—
Fixed assets acquired pursuant to capital lease	—	—	—
Net cash provided by (used in) investing activities	—	—	—

Cash Flows from Financing Activities
Financing fees	—	—	—
Principal payments on debt	—	—	—
Settlement of warrant	—	—	—
Return of capital to shareholder	(16,895)	—	(16,895)
Payments on capital lease	(10,424)	—	(10,424)
Net cash provided by (used in) financing activities	(27,319)	—	(27,319)
Net increase (decrease) in cash	(5,705)	—	(5,705)
Cash at beginning of period	8,726	—	8,726
Cash at end of period	$3,021	$—	$3,021

Cash paid for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—
Non-Cash Financing Activities:
Acquisition of fixed assets pursuant to capital lease	$—	$—	$—

Woodland Holdings Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

Cash Flow Statement impacts of the restatement:

	For the Eight-month Period Ended December 31,	For the Eight-month Period Ended December 31,	For the Eight-month Period Ended December 31,
	2013	2013	2013
	Original	Adjustments	As Restated
Cash Flows from Operating Activities
Net income (loss)	$2,980,047	$—	$2,980,047
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	10,474	(3,334)	7,140
Provision for doubtful accounts	375	—	375
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(36,303)	36,769	466
Prepaid expenses and other current assets	(37,150)	(2,850)	(40,000)
Other assets	(1)	—	(1)
Accounts payable	48,998	(4,678)	44,320
Accrued expenses	(3,164)	3,164	—
Changes in assets and liabilities of discontinued operations	(1,949,521)	(29,073)	(1,978,594)
Net cash provided by (used in) operating activities	1,013,755	(2)	1,013,753

Cash Flows from Investing Activities
Proceeds from the sale of subsidiary	8,300,000	—	8,300,000
Fixed assets acquired pursuant to capital lease	(2)	2	—
Net cash provided by (used in) investing activities	8,299,998	2	8,300,000

Cash Flows from Financing Activities
Financing fees	(249,000)	—	(249,000)
Principal payments on debt	(4,775,000)	—	(4,775,000)
Settlement of warrant	(929,017)	—	(929,017)
Return of capital to shareholder	(4,455,837)	—	(4,455,837)
Payments on capital lease	(6,755)	—	(6,755)
Net cash provided by (used in) financing activities	(10,415,609)	—	(10,415,609)
Net increase (decrease) in cash	(1,101,856)	—	(1,101,856)
Cash at beginning of period	1,110,582	—	1,110,582
Cash at end of period	$8,726	$—	$8,726

Cash paid for:
Interest	$270,993	$—	$270,993
Income taxes	$—	$—	$—
Non-Cash Financing Activities:
Acquisition of fixed assets pursuant to capital lease	$—	$—	$—

12. Subsequent Events

As of midnight on December 31, 2015, CWC completed the spin-off of the Company such that, effective January 1, 2016, CWC ceased to own any shares in the Company and 4,655,338 shares in the Company were immediately issued, on a pro-rata basis, to CWC’s shareholders of record as of December 31, 2015.  See also Note 1, for more information with respect to the spin-off.

There were no other events that took place subsequent to December 31, 2015 up through the date of the filing of these financial statements that had a material impact on these financial statements.