Form 10-Q
period 2016-03-31
Woodland Holdings Corp
filed 2016-05-19
CIK 1635965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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
Yes ____   No    X

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of May 12, 2016 was 4,655,338.

WOODLAND HOLDINGS CORPORATION

INDEX

Item Number		Page

	PART I. FINANCIAL INFORMATION

1	Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 (Audited)	1

	Condensed Consolidated Statements of Operations for the Three Month Period Ended March 31, 2016 and 2015	2

	Condensed Consolidated Statement of Stockholders’ Equity for the Three Month Period Ended March 31, 2016	3

	Condensed Consolidated Statements of Cash Flows for the Three Month Period Ended March 31, 2016	4

	Notes to Condensed Consolidated Financial Statements	5

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

3	Quantitative and Qualitative Disclosures about Market Risk	12

4	Controls and Procedures	12

	PART II. OTHER INFORMATION

1	Legal Proceedings	13

1A	Risk Factors	13

2	Unregistered Sales of Equity Securities and Use of Proceeds	13

3	Defaults Upon Senior Securities	13

4	Mine Safety Disclosures	13

5	Other Information	13

6	Exhibits	13

	Signatures	14

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Woodland Holdings Corporation

Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash	$1,604	$13,967
Accounts receivable, net	11,258	17,587
TOTAL ASSETS	$12,862	$31,554

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$10,765	$9,378
Total liabilities	10,765	9,378

Commitments and Contingencies	—	—

Stockholders’ equity (deficit):
Common stock, $0.01 par value, 100,000,000 shares authorized; 100 shares issued and outstanding, December 31, 2015 and 2014, respectively	—	—
Additional paid-in capital	(12,083,676)	(12,083,676)
Retained earnings	12,085,773	12,105,852
Total stockholders’ equity (deficit)	2,097	22,176
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$12,862	$31,554

See Notes to Condensed Consolidated Financial Statements.

Woodland Holdings Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2016	2015

Sales, net	$21,334	$30,621

Costs of goods sold	4,278	6,523

Gross profit	17,056	24,098

Expenses:
Selling, general and administrative expenses	41,136	(56,528)
Depreciation	—	907
Total Operating Expenses	41,136	(55,621)
Operating income (loss)	(24,080)	79,719

Other income (expense), net:
Other income (expense), net	4,001	(180)
Total other expense, net	4,001	(180)
Income (loss) from continuing operations before income taxes	(20,079)	79,539
Income taxes	—	—
Income (loss) from continuing operations	(20,079)	79,539
Income (loss) from discontinued operations, net of tax	—	15,777
Gain from discontinued operations, net of tax	—	—
Net income (loss)	$(20,079)	$95,316

Basic and diluted earnings loss per share from continuing operations	$0.00	$0.02
Basic and diluted earnings per share from discontinued operations	$0.00	$0.00
Basic and diluted earnings (loss) per share	$0.00	$0.02

Basic and diluted weighted average number shares outstanding	4,655,338	4,655,338

See Notes to Condensed Consolidated Financial Statements.

Woodland Holdings Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

			Additional		Total
	Common Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2015	4,655,338	$—	$(12,083,676)	$12,105,852	$22,176
Net income	—	—	—	(20,079)	(20,079)
Balance, March 31, 2016	4,655,338	$—	$(12,083,676)	$12,085,773	$2,097

See Notes to Condensed Consolidated Financial Statements.

Woodland Holdings Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2016	2015

Cash Flows from Operating Activities
Net income (loss)	$(20,079)	$95,316
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Provision for doubtful accounts	14,581	12,408
Depreciation	—	907
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(8,252)	(17,626)
Prepaid expenses and other current assets	—	38,497
Accounts payable	1,387	(61,874)
Accrued expenses	—	(11,872)
Changes in assets and liabilities of discontinued operations	—	(23,582)
Net cash provided by (used in) operating activities	(12,363)	32,174

Cash Flows from Financing Activities
Payments on capital leases	—	(892)
Return of capital to shareholder	—	(8,301)
Net cash used in financing activities	—	(9,193)

Net increase (decrease) in cash	(12,363)	22,981
Cash at beginning of period	13,967	3,021
Cash at end of period	$1,604	$26,002

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

See Notes to Condensed Consolidated Financial Statements.

Woodland Holdings Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

1. Basis of Presentation

Interim Unaudited Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Woodland Holdings Corporation (“Woodland” or the “Company”) as of March 31, 2016 and for the three month period ended March 31, 2016 and 2015 contained in this Quarterly Report (collectively, the “Unaudited Interim Condensed Consolidated Financial Statements”) were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for all periods presented. The results of operations for the three month period ended March 31, 2016 is not necessarily indicative of the results that may be expected for the entire fiscal year.

The accompanying Unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with the regulations for interim financial information of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited accompanying statements of financial condition and related interim statements of operations, cash flows, and stockholders’ deficit include all adjustments (which consist only of normal and recurring adjustments) considered necessary for a fair presentation in conformity with U.S. GAAP. These Unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the Woodland Holdings consolidated financial statements as of and for the year ended December 31, 2015, as filed with the SEC on Form 10-K.

Organization

The Company was incorporated in the State of Delaware, on January 21, 2009.

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

Woodland Holdings Corporation

Notes to the Unaudited Interim Condensed Consolidated Financial Statements – (Continued)

TinyDial, LLC (“TinyDial”) was previously a wholly-owned subsidiary of CWC. TinyDial is a mobile telecommunications application that is free to its users. CWC contributed 100% of its ownership of TinyDial stock to the Company on September 30, 2015 for no consideration as TinyDial had no accounts, no operations and no customers. TinyDial holds a telecommunications patent and is a development stage company whose core focus is enabling its users to conduct unlimited free conference calls, direct dialing via the use of short codes, instant messaging and contact management, among other mobile telecommunications services. It is anticipated that it will ultimately generate revenues based on a minutes of use (“MOU”) model whereby, as its users make conference calls, they generate MOU’s which TinyDial can then bill to its carrier partners. At this time, the Company does not have future research and development plans related to TinyDial nor does it plan on allocating further resources on the TinyDial mobile application or patent.

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

The carrying amount of accounts receivable is reduced by a valuation allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected based on historical collection trends. The allowance for doubtful accounts was $60,927 and $48,011 as of March 31, 2016 and December 31, 2015.

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

Woodland Holdings Corporation

Notes to the Unaudited Interim Condensed Consolidated Financial Statements – (Continued)

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

Depreciation expense for property and equipment for the three months ended March 31, 2016 and 2015 was $0 and $907, respectively. As of March 31, 2016, all of the Company’s fixed assets have become fully depreciated at this time. Expenditures for maintenance and repairs which do not materially extend the useful lives of property and equipment are charged to operations. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC 360. The Company’s primary long-lived assets are property and equipment. ASC 360 requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. As previously noted, all of the Company’s long-lived assets have become fully depreciated.

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

Woodland Holdings Corporation

Notes to the Unaudited Interim Condensed Consolidated Financial Statements – (Continued)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Woodland Holdings Corporation, its wholly owned subsidiaries and entities determined to meet the definition of Variable Interest Entities. All significant intercompany transactions and balances have been eliminated in consolidation.

Concentrations of Cash and Cash Equivalents

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Federal Deposit Insurance Corporation (FDIC) currently insures accounts at each institution for up to $250,000. At times, cash balances may exceed the FDIC insurance limit of $250,000. At March 31, 2016 and December 31, 2015 the Company had no concentrations that were in excess of that which is insured by the FDIC.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the year ended December 31, 2015, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Reclassifications

Certain prior year accounts have been reclassified to conform to the current year’s presentation.

3. Discontinued Operations

T2 Communications, LLC

The Company completed the sale of T2’s Michigan operations on March 31, 2015 for $15,000; we recognized no gain on the sale. T2’s Michigan operations have been reclassified as discontinued operations for its operations up to the date of sale for the years ended December 31, 2015 and 2014 and the eight-month period ended December 31, 2013. The following is a summary of the operating results of T2’s discontinued operations.

	For the Three Months Ended March 31,
	2016	2015

Sales, net	$—	$39,185

Income (loss) from discontinued operations before income taxes	—	15,777
Income taxes	—	—
Net income from discontinued operations	$—	$15,777

The Company had no assets or liabilities of discontinued operations as of March 31, 2016 or December 31, 2015.

4. Leases

The Company had a capital lease on telecom equipment. The lease expired of its own accord on March 1, 2015 and the Company made the final payment on this capital lease on that date.

Woodland Holdings Corporation

Notes to the Unaudited Interim Condensed Consolidated Financial Statements – (Continued)

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

6. Related Party Transactions

The Company operates at no cost from office space that CWC leases from 13101 Preston Road, LP. Trusts managed by the control party of the Company’s largest shareholder along with trusts controlled by the family of the Company’s CEO own the building from which the Company currently operates. The lease expired on January 31, 2016 and CWC paid $2,500 and $7,500 in rent during the three month periods ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the Company had recorded a liability of $17,500 for unpaid rent on its office space.

7. Subsequent Events

There were no events that took place subsequent to March 31, 2016 up through the date of the filing of these financial statements that had a material impact on these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Woodland is a telecommunication services company providing services for the increased accessibility of content across mobile and Internet platforms. The Company is a holding company whose wholly owned subsidiaries operate in the rapidly changing telecommunications services industry.

Our key assets are our CLEC’s along with their respective licenses as well as TinyDial, our patented mobile telecommunications application.

Three Months ended March 31, 2016 Highlights:

•	CWC completed the spin-off of the Company to CWC’s shareholders of record as of December 31, 2015. Effective January 1, 2016, Woodland became its own operating and reporting company.

Critical Accounting Policies and Estimates

Use of Estimates and Critical Accounting Policies

In preparing our Unaudited Condensed Consolidated Financial Statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income (loss) from operations, and net income (loss), as well as on the value of certain assets on our consolidated balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include allowance for doubtful accounts, impairment of long-lived assets (including goodwill), revenue recognition and stock-based compensation. In addition, please refer to Note 2 of the Notes to the Unaudited Interim Condensed Consolidated Financial Statements for further discussion of our accounting policies.

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the three month period ended March 31, 2016, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Results of Operations

Comparison of the three months ended March 31, 2016 to the three months ended March 31, 2015

Revenues:

We had revenues totaling $21,334 for the three month period ended March 31, 2016 as compared to $30,621 for the corresponding period during the prior year. The decrease in revenue is due to a decrease in carrier access billing resulting from decrease in telecommunications traffic at our CLEC’s largest customer.

Cost of Sales:

We had cost of sales totaling $4,278 for the three month period ended March 31, 2016 as compared to $6,523 for the corresponding period during the prior year. The decrease of $2,245 or 34.4% is due to the fact that we re-routed our telecommunications traffic to a significantly cheaper provider.

Selling, General and Administrative Expenses:

We had Selling, General and Administrative Expenses (“SG&A”) totaling $41,136 for the three month period ended March 31, 2016 as compared to a credit of $56,528 for the corresponding period during the prior year. The significant increase of $97,664 is due to the fact that in the prior year we collected a long overdue account receivable that reversed bad debt expense and we settled several accounts payable and accrued liabilities at a discounted rate. The current year expenses include amounts paid to CWC in exchange for CWC’s provision of accounting and management services; at this time, there is no formal agreement between the Company and CWC with respect to accounting and management services.

Depreciation and Amortization:

Our communications services segment had depreciation and amortization expenses totaling $0 for the three month period ended March 31, 2016 versus $907 for the corresponding period in the prior year. The decrease is due to all of our telecom assets becoming fully depreciated.

Income (Loss) from Continuing Operations Before Taxes and Net Income (Loss):

Loss from Continuing Operations Before Taxes totaled $20,079 for the three month period ended March 31, 2016 as compared to Income from Continuing Operations Before Taxes totaling $79,539 for the corresponding period in the prior year. As previously noted, the decrease of $99,618 is primarily due to the fact that in the prior year we collected a long overdue account receivable and we settled several accounts payable and accrued liabilities at a discounted rate.

Net Income (Loss):

Net Loss totaled $20,079 for the three month period ended March 31, 2016 as compared to Net Income totaling $95,316 in the corresponding period of the prior year. Prior year’s results include $15,777 of income from the T2’s divested Michigan operations.

Liquidity and Capital Resources

As of March 31, 2016, we had positive working capital totaling $2,097 including cash of $1,604. As we have consolidated our telecommunications operations and moved to a model whereby all of our services are outsourced, we have eliminated our need for significant amounts of investing or financing capital. Accordingly, our operating cash flows are the lone driver and funding sources of our operations. Our operating cash flows consist entirely of the collection of our billed services revenues offset by the cost of providing these revenues on an outsourced basis. Furthermore, the Company has settled all its long outstanding payables and receivables and it anticipates the continued ability to generate cash flow from the margins it earns on the provision of wholesale telecommunications minutes to its customers, As previously noted, due to its small size and limited pricing power, there can be no guarantee the Company will be able to continue to maintain its operating margins.

The Company is currently debt free and has no financial commitments outside of trade payables due in the normal course of business.

We had no investing or financing activity for the three month period ended March 31, 2016.

We have no other bank financing or other external sources of liquidity. There can be no assurance that, going forward, our operations will generate positive operating cash flow.

Off-balance sheet arrangements

We have not entered into any off-balance sheet arrangements.

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

The Company’s management, with the participation of its principal executive officer and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2016. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of that date, the Company’s disclosure controls and procedures, were not effective at a reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Numbers	Description	Method of Filing

31.1	Rule 13a-14(a) Certification by our chief executive officer	(1)
31.2	Rule 13a-14(a) Certification by our chief financial officer	(1)
32.1	Section 1350 Certification by our chief executive officer	(2)
32.2	Section 1350 Certification by our chief financial officer	(2)
101	Interactive Data Files of Financial Statements and Notes.	(3)

__________

(1)	Filed herewith.
(2)	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.
(3)	To be submitted by amendment.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODLAND HOLDINGS CORPORATION
Registrant

May 19, 2016	/s/ V. Chase McCrea III
V. Chase McCrea III
Chief Financial Officer