Form 10-Q
period 2016-06-30
Woodland Holdings Corp
filed 2017-03-31
CIK 1635965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ____   No    X

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
Yes ____   No    X

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of August 12, 2016 was 4,655,338.

WOODLAND HOLDINGS CORPORATION

INDEX

Item Number		Page

	PART I. FINANCIAL INFORMATION

1	Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015 (Audited)	1

	Condensed Consolidated Statements of Operations for the Three and Six Month Periods Ended June 30, 2016 and 2015	2

	Condensed Consolidated Statement of Stockholders' Equity (Deficit) for the Six Months Ended June 30, 2016	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016	4

	Notes to Condensed Consolidated Financial Statements	5

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

3	Quantitative and Qualitative Disclosures about Market Risk	12

4	Controls and Procedures	13

	PART II. OTHER INFORMATION

1	Legal Proceedings	13

1A	Risk Factors	13

2	Unregistered Sales of Equity Securities and Use of Proceeds	13

3	Defaults Upon Senior Securities	13

4	Mine Safety Disclosures	13

5	Other Information	14

6	Exhibits	15

	Signatures	15

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Woodland Holdings Corporation

Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash	$11,679	$13,967
Accounts receivable, net	11,128	17,587
TOTAL ASSETS	$22,807	$31,554

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$39,700	$9,378
Total liabilities	39,700	9,378

Commitments and Contingencies	—	—

Stockholders’ equity (deficit):
Common stock, $0.01 par value, 100,000,000 shares authorized; 4,655,338 shares issued and outstanding, June 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	(12,083,676)	(12,083,676)
Retained earnings	12,066,783	12,105,852
Total stockholders’ equity (deficit)	(16,893)	22,176
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$22,807	$31,554

See Notes to Condensed Consolidated Financial Statements.

Woodland Holdings Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Sales, net	$19,118	$12,291	$40,452	$42,912

Costs of goods sold	5,278	5,166	9,556	11,689

Gross profit	13,840	7,125	30,896	31,223

Expenses:
Selling, general and administrative expenses	32,829	(12,033)	73,965	(68,561)
Depreciation	—	—	—	907
Total Operating expenses	32,829	(12,033)	73,965	(67,654)
Operating income (loss)	(18,989)	19,158	(43,069)	98,877

Other income (expense), net:
Other income (expense), net	—	4	4,000	(176)
Total other expense, net	—	4	4,000	(176)
Income (loss) from continuing operations before income taxes	(18,989)	19,162	(39,069)	98,701
Income taxes	—	—	—	—
Income (loss) from continuing operations	(18,989)	19,162	(39,069)	98,701
Income from discontinued operations, net of tax	—	—	—	15,777
Gain from discontinued operations, net of tax	—	—	—	—
Net loss	$(18,989)	$19,162	$(39,069)	$114,478

Basic and diluted earnings (loss) per share from continuing operations	$0.00	$191.62	$(0.01)	$987.01
Basic earnings per share from discontinued operations	$0.00	$0.00	$0.00	$157.77
Basic earnings and diluted (loss) per share	$0.00	$191.62	$(0.01)	$1,144.78

Basic and diluted weighted average number shares outstanding	4,655,338	100	4,655,338	100

See Notes to Condensed Consolidated Financial Statements.

Woodland Holdings Corporation

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(unaudited)

			Additional		Total
	Common Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2015	4,655,338	$—	$(12,083,676)	$12,105,852	$22,176
Net income	—	—	—	(39,069)	(39,069)
Balance, June 30, 2016	4,655,338	$—	$(12,083,676)	$12,066,783	$(16,893)

See Notes to Condensed Consolidated Financial Statements.

Woodland Holdings Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2016	2015

Cash Flows from Operating Activities
Net income (loss)	$(39,069)	$114,478
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Provision for doubtful accounts	24,540	11,218
Depreciation	—	907
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(18,081)	(23,529)
Prepaid expenses and other current assets	—	40,500
Accounts payable	30,322	(61,138)
Accrued expenses	—	(14,790)
Changes in assets and liabilities of discontinued operations	—	(17,082)
Net cash provided by (used in) operating activities	(2,288)	50,564

Cash Flows from Financing Activities
Payments on capital leases	—	(907)
Return of capital to shareholder	—	(12,901)
Net cash used in financing activities	—	(13,808)

Net change in cash	(2,288)	36,756
Cash at beginning of period	13,967	3,021
Cash at end of period	$11,679	$39,777

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

See Notes to Condensed Consolidated Financial Statements.

Woodland Holdings Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

1. Basis of Presentation

Interim Unaudited Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Woodland Holdings Corporation (“Woodland” or the “Company”) as of June 30, 2016 and for the three and six month periods ended June 30, 2016 and 2015 contained in this Quarterly Report (collectively, the “Unaudited Interim Condensed Consolidated Financial Statements”) were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for all periods presented. The results of operations for the three and six month periods ended June 30, 2016 is not necessarily indicative of the results that may be expected for the entire fiscal year.

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

Operations

The Company provides telephony and internet services through its wholly owned subsidiaries Phone Services and More, L.L.C., doing business as Visitatel (“PSM”) and T2 Communications, L.L.C. (“T2”). T2 is a Competitive Local Exchange Carrier (CLEC) that generates commissions from its carrier partners related to the provision of long-distance minutes to its customers. PSM, also a CLEC, is a wholesale long distance service provider to the carrier community and large commercial users of minutes. PSM generates revenues via earning commissions from serving as a broker for services provided by T2. T2 and PSM’s CLEC licenses permit them to operate in the lucrative telecommunications industry but their respective business models do not require any significant investments in property plant and equipment due to the fact that they are able to outsource all switching and technology needs to third party providers. T2 and PSM’s businesses could be adversely impacted should these third party providers change the rates they charge to T2 and PSM or if they ceased operations requiring T2 and PSM to locate other providers.

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

The carrying amount of accounts receivable is reduced by a valuation allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected based on historical collection trends. The allowance for doubtful accounts was $70,886 and $48,011 as of June 30, 2016 and December 31, 2015.

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

The Company had no depreciation expenses for property and equipment for the three month periods ended June 30, 2016 and 2015 while depreciation expenses for property and equipment totaled $0 and $907 for the six month periods ended June 30, 2016 and 2015, respectively. As of June 30, 2016, all of the Company’s fixed assets have become fully depreciated. Expenditures for maintenance and repairs which do not materially extend the useful lives of property and equipment are charged to operations. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations.

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

Concentrations of Cash and Cash Equivalents

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Federal Deposit Insurance Corporation (FDIC) currently insures accounts at each institution for up to $250,000. At times, cash balances may exceed the FDIC insurance limit of $250,000. At June 30, 2016 and December 31, 2015 the Company had no concentrations that were in excess of that which is insured by the FDIC.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the year ended December 31, 2015, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Reclassifications

Certain prior year accounts have been reclassified to conform to the current year’s presentation.

3. Discontinued Operations

T2 Communications, LLC

The Company completed the sale of T2’s Michigan operations on March 31, 2015 for $15,000; we recognized no gain on the sale. T2’s Michigan operations have been reclassified as discontinued operations for its operations up to the date of sale for the three and six month periods ended June 30, 2016 and 2015. The following is a summary of the operating results of T2’s discontinued operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Sales, net	$—	$—	$—	$39,185

Income (loss) from discontinued operations before income taxes	—	—	—	15,777
Income taxes	—	—	—	—
Net income from discontinued operations	$—	$—	$—	$15,777

The Company had no assets or liabilities of discontinued operations as of June 30, 2016 or December 31, 2015.

4. Leases

The Company had a capital lease on a single piece of telecom equipment. The lease expired of its own accord on March 1, 2015 and the Company made the final payment on this capital lease on that date.

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

Woodland Holdings Corporation

Notes to the Unaudited Interim Condensed Consolidated Financial Statements – (Continued)

6. Related Party Transactions

The Company operates at no cost from office space that CWC leases from 13101 Preston Road, LP. Trusts managed by the control party of the Company’s largest shareholder along with trusts controlled by the family of the Company’s CEO own the building from which the Company currently operates. The lease expired on January 31, 2016 and CWC paid $0 and $7,500 in rent during the three-month periods ended June 30, 2016 and 2015, respectively; CWC paid $2,500 and $15,000 in rent during the nine-month periods ended September 30, 2016 and 2015, respectively.

7. Subsequent Events

On September 29, 2016, T2’s only customer informed T2 that it would not be renewing its contract with T2.  The contract expired of its own accord on September 30, 2016.  Absent this customer T2 has no other current sources of revenues and, as a result, PSM has no source of commissions. There can be no assurance that either T2 or PSM will locate other sources of revenue in the future.

On March 31, 2017, Woodland Holdings Corporation, a Delaware corporation (the “Company”), sold 100% of the outstanding membership interests of the Company’s wholly-owned subsidiaries, Phone Services and More, L.L.C., doing business as Visitatel (“PSM”) and T2 Communications, L.L.C. (“T2”) and TinyDial, LLC (“TinyDial”) to Enversa Companies, LLC (“Enversa”) for cash consideration of $1.00.  At the time of the sale, the PSM, T2 and TinyDial had substantially ceased all operations and had no active customers or employees.

On March 31, 2017, Scott N. Beck (the Company’s Chief Executive Officer and Chairman), V. Chase McCrea III (the Company’s Chief Financial Officer), Marc Blumberg (a member of the Board of Directors), IU Holdings II, GP, Inc., and Opal Capital, LLC, among others, (collectively, the “Selling Stockholders”) entered into a Stock Purchase Agreement, dated March 31, 2017 (the “Agreement”), with 4M Industrial Oxidation, LLC, a Tennessee limited liability company (“4MIO” or the “Purchaser”),  pursuant to which 4MIO purchased from the Selling Stockholders an aggregate of 3,664,641 shares of common stock, par value $0.001 per share (the “Common Stock”), of the Company, representing approximately 78. 7% of the issued and outstanding shares of Common Stock of the Company and substantially all of the shares of Common Stock of the Company held by the Selling Stockholders, in consideration for $100,000, or approximately $0.025 per share (the “Transaction”).  The foregoing sale of Common Stock by the Selling Shareholders resulted in a change in control of the Company.

Simultaneously with the consummation of the Transaction, the following actions occurred:

•	Scott Beck relinquished his security interest in the Company’s assets.

•

Scott Beck, V. Chase McCrea III and Marc Blumberg resigned from all of their positions with the Company and  Joshua Kimmel was appointed as the Company’s Chief Executive Officer, President and Director.

In conjunction with the Transaction and the disposition of the Subsidiaries, the Company accepted the resignation of Scott N. Beck as the Company’s Chairman of the Board and Chief Executive Officer, Marc Blumberg as a Director and V. Chase McCrea III as the Company’s Chief Financial Officer, effective immediately.

As part of his resignation, Mr. Beck relinquished his security interest in the Company’s assets, pursuant to that certain Promissory Note dated as of March 30, 2011 between the Company and Mr. (the “Note”).  Mr. Beck also released the Company from responsibility for any accrued but unpaid interest and late fees accrued on the Note.

Mr. Blumberg has served the Company as a non-compensated director since his appointment in 2008.  Mr. McCrea has not drawn salary or medical benefits from the Company since July 15, 2015.

Prior to their respective resignations, Mr. Beck and Mr. Blumberg appointed Joshua Kimmel as the Chief Executive Officer, President and Chairman of the Board.

There were no other events that took place subsequent to June 30, 2016 up through the date of the filing of these financial statements that had a material impact on these financial statements.

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

Six Months ended June 30, 2016 Highlights:

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the six-month period ended June 30, 2016, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Results of Operations

Comparison of the three months ended June 30, 2016 to the three months ended June 30, 2015

Revenues:

We had revenues totaling $19,118 for the three-month period ended June 30, 2016 as compared to $12,291 for the corresponding period during the prior year. The increase in revenue is due to the fact that technical problems prohibited T2 from being able to provide carrier billing services during the bulk of the quarter ended June 30, 2015; T2 was able to provide such services for the entire quarter ended June 30, 2016.  Cost of sale was substantially identical for the three month periods ending June 30, 2016 and 2015 and, as such, gross profit totaled $13,840 for the quarter ended June 30, 2016 while totaling $7,125 for the corresponding period in the prior year.  The increase in gross profit directly corresponded to the aforementioned increase in revenues.

Selling, General and Administrative Expenses:

We had Selling, General and Administrative Expenses (“SG&A”) totaling $32,829 for the three-month period ended June 30, 2016 as compared to a credit of $12,033 for the corresponding period during the prior year. The significant increase of $44,862 is due to the fact that in the prior year we settled several accounts payable and accrued liabilities at a discounted rate. Also, current year expenses include amounts paid to CWC in exchange for CWC’s provision of accounting and management services; at this time, there is no formal agreement between the Company and CWC with respect to accounting and management services.

Net Income (Loss):

Net Loss totaled $(18,989) for the three-month period ended June 30, 2016 as compared to Net Income totaling $19,162 in the corresponding period of the prior year. The net income decrease is directly correlated with the increase in SG&A expenses.

Comparison of the six months ended June 30, 2016 to the six months ended June 30, 2015

Revenues:

We had revenues totaling $40,452 for the six-month period ended June 30, 2016 as compared to $42,912 for the corresponding period during the prior year. The decrease in revenue is due to a decrease in carrier access billing resulting from decrease in telecommunications traffic at our CLEC’s largest customer.  Cost of sales and gross profit were similarly correlated in the year over year periods.

Selling, General and Administrative Expenses:

We had Selling, General and Administrative Expenses (“SG&A”) totaling $73,965 for the six-month period ended June 30, 2016 as compared to a credit of $68,561 for the corresponding period during the prior year. The significant increase of $142,526 is due to the fact that in the prior year we collected a long overdue account receivable that reversed bad debt expense and we settled several accounts payable and accrued liabilities at a discounted rate. In addition, he current year expenses include amounts paid to CWC in exchange for CWC’s provision of accounting and management services; at this time, there is no formal agreement between the Company and CWC with respect to accounting and management services.

Depreciation and Amortization:

Our communications services segment had depreciation and amortization expenses totaling $0 for the six-month period ended June 30, 2016 versus $907 for the corresponding period in the prior year. The decrease is due to all of our telecom assets becoming fully depreciated.

Income (Loss) from Continuing Operations Before Taxes and Net Income (Loss):

Loss from Continuing Operations Before Taxes totaled $(39,069) for the six-month period ended June 30, 2016 as compared to Income from Continuing Operations Before Taxes totaling $98,701 for the corresponding period in the prior year. As previously noted, the decrease of $137,770 is primarily due to the fact that in the prior year we collected a long overdue account receivable and we settled several accounts payable and accrued liabilities at a discounted rate.

Net Income (Loss):

Net Loss totaled $(39,069) for the six-month period ended June 30, 2016 as compared to Net Income totaling $114,478 in the corresponding period of the prior year. Prior year’s results include $15,777 of income from the T2’s divested Michigan operations.

Liquidity and Capital Resources

As of June 30, 2016, we had negative working capital totaling $16,893 including cash of $11,679. As we have consolidated our telecommunications operations and moved to a model whereby all of our services are outsourced, we have eliminated our need for significant amounts of investing or financing capital. Accordingly, our operating cash flows are the lone driver and funding sources of our operations. Our operating cash flows consist entirely of the collection of our billed services revenues offset by the cost of providing these revenues on an outsourced basis. Furthermore, the Company has settled all its long outstanding payables and receivables and it anticipates the continued ability to generate cash flow from the margins it earns on the provision of wholesale telecommunications minutes to its customers. As previously noted, due to its small size and limited pricing power, there can be no guarantee the Company will be able to continue to maintain its operating margins.

On September 29, 2016, T2’s only customer informed T2 that it would not be renewing its contract with T2.  The contract expired of its own accord on September 30, 2016.  Absent this customer T2 has no other current sources of revenues and, as a result, PSM has no source of commissions. There can be no assurance that either T2 or PSM will locate other sources of revenue in the future.

The Company is currently debt free and has no financial commitments outside of trade payables due in the normal course of business.

We had no investing or financing activity for the six-month period ended June 30, 2016.

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

The Company’s management, with the participation of its principal executive officer and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2016. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of that date, the Company’s disclosure controls and procedures, were not effective at a reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other information

Subsequent Events

On September 29, 2016, T2’s only customer informed T2 that it would not be renewing its contract with T2.  The contract expired of its own accord on September 30, 2016.  Absent this customer T2 has no other current sources of revenues and, as a result, PSM has no source of commissions. There can be no assurance that either T2 or PSM will locate other sources of revenue in the future.

Simultaneously with the consummation of the Transaction (as defined below), on March 31, 2017, the Company sold 100% of the outstanding membership interests of the Company’s wholly-owned subsidiaries, Phone Services and More, L.L.C., doing business as Visitatel (“PSM”) and T2 Communications, L.L.C. (“T2”) and TinyDial, LLC (“TinyDial”) to Enversa Companies, LLC (“Enversa”) for cash consideration of $1.00.  At the time of the sale, the PSM, T2 and TinyDial had substantially ceased all operations and had no active customers or employees.

On March 31, 2017, Scott N. Beck (the Company’s Chief Executive Officer and Chairman), V. Chase McCrea III (the Company’s Chief Financial Officer), Marc Blumberg (a member of the Board of Directors), IU Holdings II, GP, Inc., and Opal Capital, LLC, among others, (collectively, the “Selling Stockholders”) entered into a Stock Purchase Agreement, dated March 31, 2017 (the “Agreement”), with 4M Industrial Oxidation, LLC, a Tennessee limited liability company (“4MIO” or the “Purchaser”),  pursuant to which 4MIO purchased from the Selling Stockholders an aggregate of 3,664,641 shares of common stock, par value $0.001 per share (the “Common Stock”), of the Company, representing approximately 78. 7% of the issued and outstanding shares of Common Stock of the Company and substantially all of the shares of Common Stock of the Company held by the Selling Stockholders, in consideration for $100,000, or approximately $0.025 per share (the “Transaction”).  The foregoing sale of Common Stock by the Selling Shareholders resulted in a change in control of the Company.

Simultaneously with the consummation of the Transaction, the following actions occurred:

•	Scott Beck relinquished his security interest in the Company’s assets.

•

Scott Beck, V. Chase McCrea III and Marc Blumberg resigned from all of their positions with the Company and  Joshua Kimmel was appointed as the Company’s Chief Executive Officer, President and Director.

In conjunction with the Transaction and the disposition of the Subsidiaries, the Company accepted the resignation of Scott N. Beck as the Company’s Chairman of the Board and Chief Executive Officer, Marc Blumberg as a Director and V. Chase McCrea III as the Company’s Chief Financial Officer, effective immediately.

As part of his resignation, Mr. Beck relinquished his security interest in the Company’s assets, pursuant to that certain Promissory Note dated as of March 30, 2011 between the Company and Mr. (the “Note”).  Mr. Beck also released the Company from responsibility for any accrued but unpaid interest and late fees accrued on the Note.

Mr. Blumberg has served the Company as a non-compensated director since his appointment in 2008.  Mr. McCrea has not drawn salary or medical benefits from the Company since July 15, 2015.

Prior to their respective resignations, Mr. Beck and Mr. Blumberg appointed Joshua Kimmel as the Chief Executive Officer, President and Chairman of the Board.

Josh Kimmel (age 43) has served as the Executive Vice President of 4M Carbon Fiber Technologies, LLC since January 2017. Mr. Kimmel has 20 years of executive level expertise in multiple sectors including public company finance, private equity and large scale commercialization.  In addition, Josh holds multiple patents related to vaporization and other alternative inhalation delivery methods for dispensing medications that include advanced device security technologies.

In July 2016, Josh founded Vision Digital, a full service digital agency specializing in both high-growth and development stage companies, and served as its Chief Executive Officer until January 2017.  Josh Kimmel served as the Chief Executive Officer for Breathe Ecig. Corp from February 2013 through January 2016 Mr. Kimmel developed an innovative entry into the E-cigarette market, possessing unique features not found in other market entries. He has patents pending that focus on consumer safety, including child lock features. Mr. Kimmel created proprietary handcrafted flavors manufactured in his hometown of Knoxville, Tennessee.

From September 2012 through June 2015, Mr. Kimmel has also served on the Board of Directors of Electronic Magnetic Power Solutions, which implements disruptive patented technology licensed from Virginia Tech University for the express purpose of alternative energy use in the consumer space.  From November 1999 through March 2009, Mr. Kimmel worked with Harold Katz as the Vice President of Operations for The Addison Restaurant Group on the creation and opening of multiple restaurants.

Mr. Kimmel’s extensive leadership experience as well as his experience in commercializing products, brand development and digital marketing are special skills which make him a valuable board member.

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

WOODLAND HOLDINGS CORPORATION
Registrant

March 31, 2017	/s/ V. Chase McCrea III
V. Chase McCrea III
Chief Financial Officer