Form 10-Q
period 2016-09-30
Woodland Holdings Corp
filed 2017-03-31
CIK 1635965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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
Yes ____   No    X

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of November 15, 2016 was 4,655,338.

WOODLAND HOLDINGS CORPORATION

INDEX

Item Number		Page

	PART I. FINANCIAL INFORMATION

1	Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 (Audited)	1

	Condensed Consolidated Statements of Operations for the Three and Nine Month Periods Ended September 30, 2016 and 2015	2

	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2016	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016	4

	Notes to Condensed Consolidated Financial Statements	5

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

3	Quantitative and Qualitative Disclosures about Market Risk	12

4	Controls and Procedures	13

	PART II. OTHER INFORMATION

1	Legal Proceedings	13

1A	Risk Factors	13

2	Unregistered Sales of Equity Securities and Use of Proceeds	13

3	Defaults Upon Senior Securities	13

4	Mine Safety Disclosures	13

5	Other Information	14

6	Exhibits	15

	Signatures	15

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Woodland Holdings Corporation

Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash	$1,478	$13,967
Accounts receivable, net	12,767	17,587
TOTAL ASSETS	$14,245	$31,554

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$41,355	$9,378
Total liabilities	41,355	9,378

Commitments and Contingencies	—	—

Stockholders’ equity (deficit):
Common stock, $0.01 par value, 100,000,000 shares authorized; 4,655,338 shares issued and outstanding, September 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	(12,083,676)	(12,083,676)
Retained earnings	12,056,566	12,105,852
Total stockholders’ equity (deficit)	(27,110)	22,176
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$14,245	$31,554

See Notes to Condensed Consolidated Financial Statements.

Woodland Holdings Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Sales, net	$21,722	$26,299	$62,174	$69,211

Costs of goods sold	5,279	(1,222)	14,835	10,467

Gross profit	16,443	27,521	47,339	58,744

Expenses:
Selling, general and administrative expenses	26,662	752	100,627	(67,809)
Depreciation	—	—	—	907
Total Operating expenses	26,662	752	100,627	(66,902)
Operating income (loss)	(10,219)	26,769	(53,288)	125,646

Other income (expense), net:
Other income (expense), net	—	—	4,002	(176)
Total other expense, net	—	—	4,002	(176)
Income (loss) from continuing operations before income taxes	(10,219)	26,769	(49,286)	125,470
Income taxes	—	—	—	—
Income (loss) from continuing operations	(10,219)	26,769	(49,286)	125,470
Income from discontinued operations, net of tax	—	—	—	15,777
Gain from discontinued operations, net of tax	—	—	—	—
Net loss	$(10,219)	$26,769	$(49,286)	$141,247

Basic and diluted earnings (loss) per share from continuing operations	$0.00	$267.69	$(0.01)	$1,254.70
Basic earnings per share from discontinued operations	$0.00	$0.00	$0.00	$157.77
Basic earnings and diluted (loss) per share	$0.00	$267.69	$(0.01)	$1,412.47

Basic and diluted weighted average number shares outstanding	4,655,338	100	4,655,338	100

See Notes to Condensed Consolidated Financial Statements.

Woodland Holdings Corporation

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(unaudited)

			Additional		Total
	Common Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2015	4,655,338	$—	$(12,083,676)	$12,105,852	$22,176
Net income	—	—	—	(49,286)	(49,286)
Balance, September 30, 2016	4,655,338	$—	$(12,083,676)	$12,056,566	$(27,110)

See Notes to Condensed Consolidated Financial Statements.

Woodland Holdings Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2016	2015

Cash Flows from Operating Activities
Net income (loss)	$(49,286)	$141,247
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Provision for doubtful accounts	34,097	14,888
Depreciation	—	907
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(29,277)	(34,090)
Prepaid expenses and other current assets	—	40,500
Accounts payable	31,977	(70,033)
Accrued expenses	—	(13,790)
Changes in assets and liabilities of discontinued operations	—	(17,097)
Net cash provided by (used in) operating activities	(12,489)	62,532

Cash Flows from Financing Activities
Payments on capital leases	—	(892)
Return of capital to shareholder	—	(27,234)
Net cash used in financing activities	—	(28,126)

Net change in cash	(12,489)	34,406
Cash at beginning of period	13,967	3,021
Cash at end of period	$1,478	$37,427

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

See Notes to Condensed Consolidated Financial Statements.

Woodland Holdings Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

1. Basis of Presentation

Interim Unaudited Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Woodland Holdings Corporation (“Woodland” or the “Company”) as of September 30, 2016 and for the three and nine month periods ended September 30, 2016 and 2015 contained in this Quarterly Report (collectively, the “Unaudited Interim Condensed Consolidated Financial Statements”) were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for all periods presented. The results of operations for the three and nine month periods ended September 30, 2016 is not necessarily indicative of the results that may be expected for the entire fiscal year.

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

The carrying amount of accounts receivable is reduced by a valuation allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected based on historical collection trends. The allowance for doubtful accounts was $70,886 and $48,011 as of September 30, 2016 and December 31, 2015.

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

The Company had no depreciation expenses for property and equipment for the three-month periods ended September 30, 2016 and 2015 while depreciation expenses for property and equipment totaled $0 and $907 for the nine month periods ended September 30, 2016 and 2015, respectively. As of September 30, 2016, all of the Company’s fixed assets have become fully depreciated. Expenditures for maintenance and repairs which do not materially extend the useful lives of property and equipment are charged to operations. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations.

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

Concentrations of Cash and Cash Equivalents

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Federal Deposit Insurance Corporation (FDIC) currently insures accounts at each institution for up to $250,000. At times, cash balances may exceed the FDIC insurance limit of $250,000. At September 30, 2016 and December 31, 2015 the Company had no concentrations that were in excess of that which is insured by the FDIC.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the year ended December 31, 2015, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Reclassifications

Certain prior year accounts have been reclassified to conform to the current year’s presentation.

3. Discontinued Operations

T2 Communications, LLC

The Company completed the sale of T2’s Michigan operations on March 31, 2015 for $15,000; we recognized no gain on the sale. T2’s Michigan operations have been reclassified as discontinued operations for its operations up to the date of sale for the three and nine month periods ended September 30, 2016 and 2015. The following is a summary of the operating results of T2’s discontinued operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Sales, net	$—	$—	$—	$39,185

Income (loss) from discontinued operations before income taxes	—	—	—	15,777
Income taxes	—	—	—	—
Net income from discontinued operations	$—	$—	$—	$15,777

The Company had no assets or liabilities of discontinued operations as of September 30, 2016 or December 31, 2015.

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

Woodland Holdings Corporation

Notes to the Unaudited Interim Condensed Consolidated Financial Statements – (Continued)

6. Related Party Transactions

The Company operates at no cost from office space that CWC leases from 13101 Preston Road, LP. Trusts managed by the control party of the Company’s largest shareholder along with trusts controlled by the family of the Company’s CEO own the building from which the Company currently operates. The lease expired on January 31, 2016 and CWC paid $0 and $7,500 in rent during the three-month periods ended September 30, 2016 and 2015, respectively; CWC paid $2,500 and $22,500 in rent during the nine-month periods ended September 30, 2016 and 2015, respectively. As of September 30, 2016, the Company had recorded a liability of $17,500 for unpaid rent on its office space.

7. Subsequent Events

On March 31, 2017, the Company sold 100% of the outstanding membership interests of the Company’s wholly-owned subsidiaries, PSM and T2 and TinyDial to Enversa Companies, LLC (“Enversa”) for cash consideration of $1.00.  At the time of the sale, the PSM, T2 and TinyDial had substantially ceased all operations and had no active customers or employees.

Please see 10.1, attached herewith, for pro-forma financial information reflecting what the Company’s balance sheet and statement of operations would have looked like had the sale of the Subsidiaries taken place on September 30, 2016.

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

There were no other events that took place subsequent to September 30, 2016 up through the date of the filing of these financial statements that had a material impact on these financial statements.

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

Nine Months ended September 30, 2016 Highlights:

•	CWC completed the spin-off of the Company to CWC’s shareholders of record as of December 31, 2015. Effective January 1, 2016, Woodland became its own operating and reporting company.

•

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the nine-month period ended September 30, 2016, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Results of Operations

Comparison of the three months ended September 30, 2016 to the three months ended September 30, 2015

Revenues:

We had revenues totaling $21,722 for the three-month period ended September 30, 2016 as compared to $26,299 for the corresponding period during the prior year.  The decrease was due to decreases in carrier access billings resulting from decreases in telecommunications traffic at our CLEC’s largest customer.  Gross profit totaled $16,443 for the quarter ended September 30, 2016 while totaling $27,521 for the corresponding period in the prior year.  The decrease in gross profit directly corresponded to the aforementioned increase in revenues.

Selling, General and Administrative Expenses:

We had Selling, General and Administrative Expenses (“SG&A”) totaling $26,662 for the three-month period ended September 30, 2016 as compared to $752 for the corresponding period during the prior year. The material increase of $25,911 is due to the fact that current year expenses include amounts paid to CWC in exchange for CWC’s provision of accounting and management services; at this time, there is no formal agreement between the Company and CWC with respect to accounting and management services.

Net Income (Loss):

Net Loss totaled $(10,219) for the three-month period ended September 30, 2016 as compared to Net Income totaling $26,769 in the corresponding period of the prior year. The net income decrease is directly correlated with the increase in SG&A expenses.

Comparison of the nine months ended September 30, 2016 to the nine months ended September 30, 2015

Revenues:

We had revenues totaling $62,174 for the nine-month period ended September 30, 2016 as compared to $69,211 for the corresponding period during the prior year. The decrease in revenue is due to a decrease in carrier access billing resulting from decrease in telecommunications traffic at our CLEC’s largest customer.  Cost of sales and gross profit were similarly correlated in the year over year periods.

Selling, General and Administrative Expenses:

We had Selling, General and Administrative Expenses (“SG&A”) totaling $100,627 for the nine-month period ended September 30, 2016 as compared to a credit of $67,809 for the corresponding period during the prior year. The significant increase of $168,436 is due to the fact that, in the prior year, we collected a long overdue account receivable that reversed bad debt expense and we settled several accounts payable and accrued liabilities at a discounted rate. In addition, the current year expenses include amounts paid to CWC in exchange for CWC’s provision of accounting and management services; at this time, there is no formal agreement between the Company and CWC with respect to accounting and management services.

Depreciation and Amortization:

Our communications services segment had depreciation and amortization expenses totaling $0 for the nine-month period ended September 30, 2016 versus $907 for the corresponding period in the prior year. The decrease is due to all of our telecom assets becoming fully depreciated.

Income (Loss) from Continuing Operations Before Taxes and Net Income (Loss):

Loss from Continuing Operations Before Taxes totaled $(49,286) for the nine-month period ended September 30, 2016 as compared to Income from Continuing Operations Before Taxes totaling $125,470 for the corresponding period in the prior year. As previously noted, the decrease of $174,756 is primarily due to the fact that in the prior year we collected a long overdue account receivable and we settled several accounts payable and accrued liabilities at a discounted rate.

Net Income (Loss):

Net Loss totaled $(49,286) for the nine-month period ended September 30, 2016 as compared to Net Income totaling $141,247 in the corresponding period of the prior year. Prior year’s results include $15,777 of income from the T2’s divested Michigan operations.

Liquidity and Capital Resources

As of September 30, 2016, we had negative working capital totaling $27,211 including cash of $1,478. As we have consolidated our telecommunications operations and moved to a model whereby all of our services are outsourced, we have eliminated our need for significant amounts of investing or financing capital. Accordingly, our operating cash flows are the lone driver and funding sources of our operations. Our operating cash flows consist entirely of the collection of our billed services revenues offset by the cost of providing these revenues on an outsourced basis. Furthermore, the Company has settled all its long outstanding payables and receivables and it anticipates the continued ability to generate cash flow from the margins it earns on the provision of wholesale telecommunications minutes to its customers. As previously noted, due to its small size and limited pricing power, there can be no guarantee the Company will be able to continue to maintain its operating margins.

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

We had no investing or financing activity for the nine-month period ended September 30, 2016.

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

The Company’s management, with the participation of its principal executive officer and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2016. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of that date, the Company’s disclosure controls and procedures, were not effective at a reasonable assurance level.

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

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Numbers	Description	Method of Filing

10.1	Pro-Forma balance sheet as of September 30, 2016 and pro-forma statement of operations for the three and nine-month periods ended September 30, 2016	(1)
31.1	Rule 13a-14(a) Certification by our chief executive officer	(1)
31.2	Rule 13a-14(a) Certification by our chief financial officer	(1)
32.1	Section 1350 Certification by our chief executive officer	(2)
32.2	Section 1350 Certification by our chief financial officer	(2)
101	Interactive Data Files of Financial Statements and Notes.	(3)

__________

(1)	Filed herewith.
(2)	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.
(3)	To be submitted by amendment.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODLAND HOLDINGS CORPORATION
Registrant

March 31, 2017	/s/ V. Chase McCrea III
V. Chase McCrea III
Chief Financial Officer