Form 10-K
period 2016-12-31
Woodland Holdings Corp
filed 2017-04-24
CIK 1635965

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 2016

Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from __________ to__________

Commission File Number:  000-55401

WOODLAND HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	80-0379897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

835 Innovation Drive, Suite 200

Knoxville, TN 37932

(Address of principal executive offices)

(865) 777-2740

(Registrant’s telephone number)

13101 Preston Road, Suite 510, Dallas, TX 75240

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer ☐               Accelerated filer ☐               Non-accelerated filer ☐               Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)  Yes ☐   No ☒

As of April 24, 2017, there were 70,096,470 shares of Common Stock issued and outstanding.

As of June 30, 2016, there was no market value for the issued and outstanding common stock held by non-affiliates of the registrant because Woodland Holdings Corporation had not yet obtained a ticker symbol subsequent to being spun off from CornerWorld Corporation on December 31, 2015.

PART I

ITEM 1.  Business

Overview and Plan of Operation

Company History

Woodland Holdings Corporation (hereinafter referred to as “Woodland”, the “Company”, “we” “our” or “us”) was incorporated on January 21, 2009, in the State of Delaware.  Our principal executive offices are located at located at 835 Innovation Drive, Suite 200 Knoxville, TN 37932; at December 31, 2016, our address was 13101 Preston Road, Suite 510, Dallas, Texas 75240. Our telephone number is (865) 777-2740 and our fiscal year-end is December 31 having recently been changed; prior to December 31, 2013, our fiscal year ended April 30.

The Company was formerly a wholly owned subsidiary of CornerWorld Corporation (“CWC”).  On December 31, 2015, the Company was spun off (the “Spinoff”) from CWC and CWC’s other wholly-owned subsidiaries, pursuant to SEC Staff Legal Bulletin No. 4, to CWC’s existing shareholders in their pro-rata ownership percentages to enable the Company to pursue opportunities in the telecommunications space.  See also Item 2 Management’s Discussion and Analysis for more details with respect to the Spinoff. The Company conducted its business through its main operating subsidiaries as described below.

Woodland provided telephony and internet services through its wholly owned subsidiaries Phone Services and More, L.L.C., doing business as Visitatel (“PSM”) and T2 Communications, L.L.C. (“T2”).  T2 is a Competitive Local Exchange Carrier (CLEC) that generated commissions from its carrier partners related to the provision of long-distance minutes to its customers.  PSM, also a CLEC, was a wholesale long distance service provider that generated revenues via earning commissions from serving as a broker for services provided by T2.  T2 and PSM’s CLEC licenses permitted them to operate in the lucrative telecommunications industry but their respective business models did not require any significant investments in property plant and equipment due to the fact that they are able to outsource all switching and technology needs to third parties. On March 31, 2017, the Company sold 100% of the outstanding membership interests of the PSM and  T2 to a subsidiary of CWC for cash consideration of $1.00.  See also Note 3, Discontinued Operations, of the audited financial statements for more information.

T2 and PSM are small CLEC’s competing in the multi-billion dollar telecommunications services space against large national carriers, such as AT&T and Verizon, who operate extensive networks. T2 had a contract that provided it a competitive advantage over other providers while T2’s and PSM’s CLEC licenses permit them to provide services in the highly-regulated telecommunications services space. On September 30, 2016, T2’s this contract expired and T2’s lone customer notified it that it would not be renewed.

TinyDial, LLC (“TinyDial”) was previously a wholly-owned subsidiary of CWC.  Over the three years ended December 31, 2015, CWC spent a total of $308,289 developing TinyDial but neither CWC nor the Company have future plans or funding commitments to continue research and development on TinyDial. CWC had previously contributed 100% of its ownership of TinyDial stock to the Company effective September 30, 2015 for no consideration as TinyDial has no accounts, no operations and no customers.  TinyDial held a telecommunications patent and was a development stage company whose core focus was enabling its users to conduct unlimited free conference calls, direct dialing via the use of short codes, instant messaging and contact management, among other mobile telecommunications services.  On March 31, 2017, the Company sold 100% of the outstanding membership interests of TinyDial to a subsidiary of CWC for cash consideration of $1.00.

Subsequent Events

Sale of Subsidiaries

As previously disclosed in the Company’s Quarterly Report for the fiscal quarter ended September 30, 2016 filed by the Company with the SEC on March 31, 2017, on March 31, 2017, the Company sold 100% of the outstanding membership interests of the Company’s wholly-owned subsidiaries, PSM, T2 and TinyDial to Enversa Companies, LLC (“Enversa”), a subsidiary of CWC, for cash consideration of $1.00.  At the time of the sale, the PSM, T2 and TinyDial had ceased all operations and had no active customers or employees.  Accordingly, the results of PSM, T2 and TinyDial have been reported as discontinued operations in this annual report on Form 10-K.

Change of Control

Also, as previously disclosed in the Company’s Quarterly Report for the fiscal quarter ended September 30, 2016 filed by the Company with the SEC on March 31, 2017, on March 31, 2017, Scott N. Beck (the Company’s then Chief Executive Officer and Chairman), V. Chase McCrea III (the Company’s then Chief Financial Officer), Marc Blumberg (then a member of the Board of Directors), IU Holdings II, GP, Inc., and Opal Capital, LLC, among others, (collectively, the “Selling Stockholders”) entered into a Stock Purchase Agreement, dated March 31, 2017 (the “Agreement”), with 4M Industrial Oxidation, LLC, a Tennessee limited liability company (“4MIO” or the “Purchaser”),  pursuant to which 4MIO purchased from the Selling Stockholders an aggregate of 3,664,641 shares of common stock, par value $0.001 per share (the “Common Stock”), of the Company, representing approximately 78.7% of the issued and outstanding shares of Common Stock of the Company and substantially all of the shares of Common Stock of the Company held by the Selling Stockholders, in consideration for $100,000, or approximately $0.025 per share (the “Transaction”).  The foregoing sale of Common Stock by the Selling Shareholders resulted in a change in control of the Company.

Simultaneously with the consummation of the Transaction, the following actions occurred:

•	Scott Beck relinquished his security interest in the Company’s assets.

•

Scott Beck, V. Chase McCrea III and Marc Blumberg resigned from all of their positions with the Company and Joshua M. Kimmel was appointed as the Company’s Chief Executive Officer, President and Director.

In conjunction with the Transaction and the disposition of PSM, T2 and TinyDial, the Company accepted the resignation of Scott N. Beck as the Company’s Chairman of the Board and Chief Executive Officer, Marc Blumberg as a Director and V. Chase McCrea III as the Company’s Chief Financial Officer, effective immediately.

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

Prior to their respective resignations, Mr. Beck and Mr. Blumberg appointed Joshua M. Kimmel as the Chief Executive Officer, President and Director.

There were no other events that took place subsequent to September 30, 2016 up through the date of the filing of these financial statements that had a material impact on these financial statements.

Reverse Merger with 4M Industrial Oxidation, LLC

As previously disclosed on a Form 8-K filed with the SEC on April 10, 2017, on April 6, 2017, the Company entered into an Agreement and Plan of Merger, dated April 6, 2017 (the “Merger Agreement”), with 4MIO Merger Sub, LLC, a Tennessee limited liability company and wholly-owned subsidiary of the Company (the “Merger Sub”), and 4M Industrial Oxidation, LLC, a privately-held Tennessee limited liability company (“4MIO”), for the purposes of consummating a reverse merger (the “Merger”).

Pursuant to the Merger Agreement, Merger Sub merged with and into 4MIO, with 4MIO being the surviving company and resulting in 4MIO becoming a wholly-owned subsidiary of the Company. The Merger was intended to constitute a tax-free reorganization within the meaning of Section 368 of the United States Internal Revenue Code of 1986, as amended.

In the Merger, the members of 4MIO exchanged their membership interests of 4MIO, representing 100% of the outstanding membership interests of 4MIO, for aggregate of 55 million (55,000,000) shares of common stock, par value $0.01 (the “Common Stock”), of the Company which represented approximately 78.46% of the shares of Common Stock of the Company based on an aggregate of 70,096,470 shares of Common outstanding upon consummation of the Merger.

The Company intends to conduct a majority of its operations through 4MIO.

General Description of Business of 4MIO

4MIO was created to commercialize exclusively-licensed atmospheric plasma oxidation technology. ReMaxCo Technologies, LLC, a Tennessee limited liability company d/b/a RMX Technologies (“RMX Technologies”), and Oak Ridge National Laboratory co-developed and proved a patent-protected technology intended to revolutionize the carbon fiber market.  4M has exclusive worldwide commercialization rights to this technology and is implementing its commercialization plan to build, install, and operate commercial-scale plasma oxidation ovens. The licensed technology creates a high-quality fiber and is one-third the size of conventional technology for the same production capacity. 4M’s green technology utilizes 75% less energy. This cost and time reduction are expected to be financially disruptive because of the current demand for low-cost carbon fiber, spanning multiple sectors in the industry. Oxidation is a critical step in the production of carbon fibers because it takes the most time and is the most difficult. 4M’s smaller ovens use less space, thus there is less fiber-handling equipment, fewer personnel, and less environmental processing for the same capacity.  This new technology enables the production of up to three times as much product in the same operational footprint, while using less energy and less personnel, satisfying increasing market demands. This resolves the significant limitations of current traditional technologies.

4M Industrial Oxidation, LLC was formed in Tennessee on May 5, 2015.  The principal executive offices of 4MIO are 865 Innovation Drive, Suite 200, Knoxville, TN 37932 and its telephone number is (865) 777-2740.

Capitalization Changes

On April 12, 2017 (the “Record Date”), the Board of Directors of the Company and the stockholders holding an aggregate of 50,640,679 outstanding shares of Common Stock, representing approximately 72.24% of all votes entitled to be voted at any annual or special meeting of stockholders of the Company or action by written consent (the “Majority Stockholders”), approved of the following corporate action (the “Corporate Action”) by written consent in lieu of a meeting as permitted under the Delaware General Corporation Law and the By-laws of the Company:

•

To file a Certificate of Amendment (the “Amendment”) to the Certificate of Incorporation of the Company to (i) increase the authorized amount of Common Stock of the Company from 100 Million (100,000,000) shares to 250 Million (250,000,000) shares; (ii) reduce the par value of the Common Stock from $0.01 to $0.0001 per share, and (iii) authorize 25,000 shares of “blank check” preferred stock, par value $0.0001 per share (“Preferred Stock”).

Our Board believes that the authorized shares of Common Stock remaining available for issuance may not be sufficient to allow us to take advantage of future opportunities. Accordingly, our Board believes that it is in the Company’s best interests to authorize the increase in the number of authorized shares of Common Stock for the future growth and needs of the Company.  The Board believes the decrease in the par value of the Common Stock from $0.01 to $0.0001 per share will aid in reducing the Company’s Delaware franchise taxes.

The Company is authorizing “blank check” Preferred Stock for two reasons.  The main reason is to maintain the voting control of the Company by ReMaxCo Technologies, LLC, a Tennessee limited liability company d/b/a RMX Technologies and the former manager and majority member of 4MIO. Pursuant to that certain Exclusive Commercial Patent License Agreement, dated January 4, 2016, as amended (the “License Agreement”), between UT-Battelle, LLC, a Tennessee limited liability company and manager and operator of Oak Ridge National Laboratory (the “Licensor”), and RMX, the Licensor granted RMX and its Affiliates (as that term is defined in the Agreement) (i) an exclusive commercial license to certain of the Licensor’s patents to make, have made, use, offer to sell, sell and dispose of polymer fiber and carbon fiber in the “Field of Use” (defined in the License Agreement as the plasma oxidation of polymeric fibers and plasma surface treatment of carbon fiber); (ii) an exclusive commercial license to make, have made, or use equipment to make polymer fiber and carbon fiber in the Field of Use; and (iii) an exclusive commercial license to offer to sell and sell equipment to make polymer fiber and carbon fiber in the Field of Use. In the License Agreement, the term “Affiliate” is defined as including an entity of which RMX has at least 50% of the outstanding shares or other securities entitled to vote for the election of directors.  The License Agreement expires upon the expiration of the last of the patents licensed under the License Agreement, subject to early termination by either party pursuant to the terms of the License Agreement.

In order to maintain the Company’s Affiliate status of RMX under the License Agreement, the Company intends to designate 10,000 shares of Preferred Stock as “Series A Preferred Stock” and issue RMX Technologies such shares. The Company will file a Certificate of Designation with the Secretary of State of Delaware therein providing that the Series A Preferred Stock shall vote together with the shares of Common Stock and other voting securities of the Company as a single class and, regardless of the number of shares of Series A Preferred Stock outstanding and as long as at least one of such shares of Series A Preferred Stock is outstanding, such shares shall represent eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of stockholders of the Company or action by written consent of stockholders. Each outstanding share of the Series A Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series A Preferred Stock. The Series A Preferred Stock will not have any redemption or dividend rights.

After designating 10,000 shares of Preferred Stock, the Company will have 15,000 shares of “blank check” Preferred Stock. The reason to create “blank check” Preferred Stock is to give the Company flexibility to raise capital. Preferred stock usually grants the holders certain preferential rights in voting, dividends, liquidation or other rights in preference over a company’s common stock. The term “blank check” refers to preferred stock, the creation and issuance of which is authorized in advance by our Stockholders and the terms, rights and features of which are determined by our Board of Directors upon issuance. The authorization of such “blank check” Preferred Stock permits our Board to authorize and issue Preferred Stock from time to time in one or more series without seeking further action or vote of our Stockholders. Accordingly, in order to grant us the flexibility to issue our equity securities in the manner best suited for our Company, or as may be required by the capital markets, the Amendment will create 15,000 authorized shares of “blank check” Preferred Stock for us to issue after we have created the 10,000 shares of Series A Preferred Stock.

The Company filed a Preliminary Information Statement with the Securities and Exchange Commission on April 12, 2017 (“SEC”) pursuant to Rule 14c-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  If the SEC does not comment on the Information Statement by April 24, 2017, the Company will file a Definitive Information Statement with the SEC and the Amendment with the Secretary of State of Delaware.  Pursuant to Rule 14c-2 under the Exchange Act, the Corporate Action will not be implemented until at least twenty (20) calendar days after the mailing of a Definitive Information Statement to Company stockholders as of the Record Date.

Employees

As of December 31, 2016, the Company had no employees.  It was completely managed at no cost, at the time of this filing, by the management of CWC, its former parent.

Corporate Information

Woodland is a Delaware corporation with principal executive offices located at 835 Innovation Drive, Suite 200 Knoxville, TN 37932; at December 31, 2016, its address was 13101 Preston Road, Suite 510, Dallas, Texas 75240. Our website address is www.woodlandholdings.net. We will make available on our website, free of charge, all our SEC filings, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to such reports, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company currently has no properties.  As of December 31, 2016, it operated out of office space consisting of approximately 3,680 square feet. This office space was leased by the Company’s former parent, CWC, and was located in Dallas, Texas.  The Company has no obligations pursuant to this lease which expired May 31, 2016.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity and Related Stockholder Matters

The Company’s common stock is in the process of becoming listed on the OTCXB exchange after having obtained its Depository Trust Clearing Corporation (“DTCC”) eligibility just subsequent to the spin-off.  Obtaining DTCC clearance was among the final requirements necessary to becoming listed and the Company expects its common shares to be listed and free-trading as soon as possible.  Accordingly, prior to December 31, 2016 there was no market for the Company’s common stock.

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

Recent Issuances of Unregistered Stock

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014 as well as the balance sheet data at December 31, 2016 and 2015 are derived from our audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K.  The historical results are not necessarily indicative of results to be expected for future periods.

Consolidated Statements of Operations Data:

	For the Years Ended December 31,			For the Eight- Month Period Ended December 31,	For the Year Ended April 30,
	2016	2015	2014	2013	2013
			(as restated)	(as restated)	(as restated)
Revenue	$—	$—	$—	$—	$—
Costs of goods sold	—	—	37	—	—
Gross profit (loss)	—	—	(37)	—	—

Total operating expenses	(1,552)	1,419	—	(278,474)	—
Income (loss) from operations	1,552	(1,419)	(37)	278,474	—
Other (expense) income, net	—	—	—	—	—
Income taxes	—	—	—	(249,000)	—
Income (loss) from continuing operations	1,552	(1,419)	(37)	29,474	—
Income from discontinued operations, net of tax	(48,727)	141,268	(46,686)	406,315	1,350,649
Gain from discontinued operations, net of tax	—	—	—	2,544,258	—
Net income (loss)	$(47,175)	$139,849	$(46,723)	$2,980,047	$1,350,649

Basic and diluted earnings (loss) per share from continuing operations	$0.00	$(14.19)	$(0.37)	$294.74	$—
Basic and diluted earnings (loss) per share from discontinued operations	$(0.01)	$1,412.68	$(466.86)	$29,505.73	$13,506.49
Basic and diluted earnings (loss) per share	$(0.01)	$1,398.49	$(467.23)	$29,800.47	$13,506.49
Basic and diluted weighted average shares outstanding	4,655,338	100	100	100	100

Consolidated Balance Sheet Data:

	December 31,				April 30,
	2016	2015	2014	2013	2013

Cash and cash equivalents	$164	$164	$164	$6,340	$476
Total assets	$8,933	$31,554	$51,546	$133,977	$7,709,598
Long-term obligations	$—	$—	$—	$—	$—
Total stockholders’ equity (deficit)	$(24,999)	$22,176	$(65,973)	$(2,356)	$1,473,435

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Overview

Woodland is a holding company.

Spin-Off

As previously discussed, the Company was originally a wholly-owned subsidiary of CornerWorld Corporation (“CWC”), a Nevada corporation publicly traded on the OTCQB exchange.  Subsequent to the sale of Ranger and the receipt of the TinyDial patent, CWC’s Board of Directors believed the Company will be more successful in accessing capital markets as investors will have more interest in a single segment operating company focused solely on the telecommunications industry.

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

Accordingly, this Annual Report on Form 10-K includes all the accounts of the Company and its wholly-owned subsidiaries.

Subsequent Events

Sale of Subsidiaries

As previously disclosed in the Company’s Quarterly Report for the fiscal quarter ended September 30, 2016 filed by the Company with the SEC on March 31, 2017, on March 31, 2017, the Company sold 100% of the outstanding membership interests of the Company’s wholly-owned subsidiaries, PSM, T2 and TinyDial to Enversa Companies, LLC (“Enversa”), a subsidiary of CWC, for cash consideration of $1.00.  At the time of the sale, the PSM, T2 and TinyDial had ceased all operations and had no active customers or employees.  Accordingly, the results of PSM, T2 and TinyDial have been reported as discontinued operations in this annual report on Form 10-K.

Change of Control

Also, as previously disclosed in the Company’s Quarterly Report for the fiscal quarter ended September 30, 2016 filed by the Company with the SEC on March 31, 2017, on March 31, 2017, Scott N. Beck (the Company’s then Chief Executive Officer and Chairman), V. Chase McCrea III (the Company’s then Chief Financial Officer), Marc Blumberg (then a member of the Board of Directors), IU Holdings II, GP, Inc., and Opal Capital, LLC, among others, (collectively, the “Selling Stockholders”) entered into a Stock Purchase Agreement, dated March 31, 2017 (the “Agreement”), with 4M Industrial Oxidation, LLC, a Tennessee limited liability company (“4MIO” or the “Purchaser”),  pursuant to which 4MIO purchased from the Selling Stockholders an aggregate of 3,664,641 shares of common stock, par value $0.001 per share (the “Common Stock”), of the Company, representing approximately 78.7% of the issued and outstanding shares of Common Stock of the Company and substantially all of the shares of Common Stock of the Company held by the Selling Stockholders, in consideration for $100,000, or approximately $0.025 per share (the “Transaction”).  The foregoing sale of Common Stock by the Selling Shareholders resulted in a change in control of the Company.

Simultaneously with the consummation of the Transaction, the following actions occurred:

•	Scott Beck relinquished his security interest in the Company’s assets.

•

Scott Beck, V. Chase McCrea III and Marc Blumberg resigned from all of their positions with the Company and Joshua M. Kimmel was appointed as the Company’s Chief Executive Officer, President and Director.

In conjunction with the Transaction and the disposition of PSM, T2 and TinyDial, the Company accepted the resignation of Scott N. Beck as the Company’s Chairman of the Board and Chief Executive Officer, Marc Blumberg as a Director and V. Chase McCrea III as the Company’s Chief Financial Officer, effective immediately.

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

Prior to their respective resignations, Mr. Beck and Mr. Blumberg appointed Joshua M. Kimmel as the Chief Executive Officer, President and Director.

There were no other events that took place subsequent to September 30, 2016 up through the date of the filing of these financial statements that had a material impact on these financial statements.

Reverse Merger with 4M Industrial Oxidation, LLC

As previously disclosed on a Form 8-K filed with the SEC on April 10, 2017, on April 6, 2017, the Company entered into an Agreement and Plan of Merger, dated April 6, 2017 (the “Merger Agreement”), with 4MIO Merger Sub, LLC, a Tennessee limited liability company and wholly-owned subsidiary of the Company (the “Merger Sub”), and 4M Industrial Oxidation, LLC, a privately-held Tennessee limited liability company (“4MIO”), for the purposes of consummating a reverse merger (the “Merger”).

Pursuant to the Merger Agreement, Merger Sub merged with and into 4MIO, with 4MIO being the surviving company and resulting in 4MIO becoming a wholly-owned subsidiary of the Company. The Merger was intended to constitute a tax-free reorganization within the meaning of Section 368 of the United States Internal Revenue Code of 1986, as amended.

In the Merger, the members of 4MIO exchanged their membership interests of 4MIO, representing 100% of the outstanding membership interests of 4MIO, for aggregate of 55 million (55,000,000) shares of common stock, par value $0.01 (the “Common Stock”), of the Company which represented approximately 78.46% of the shares of Common Stock of the Company based on an aggregate of 70,096,470 shares of Common outstanding upon consummation of the Merger.

The Company intends to conduct a majority of its operations through 4MIO.

General Description of Business of 4MIO

4MIO was created to commercialize exclusively-licensed atmospheric plasma oxidation technology. ReMaxCo Technologies, LLC, a Tennessee limited liability company d/b/a RMX Technologies (“RMX Technologies”), and Oak Ridge National Laboratory co-developed and proved a patent-protected technology intended to revolutionize the carbon fiber market.  4M has exclusive worldwide commercialization rights to this technology and is implementing its commercialization plan to build, install, and operate commercial-scale plasma oxidation ovens. The licensed technology creates a high-quality fiber and is one-third the size of conventional technology for the same production capacity. 4M’s green technology utilizes 75% less energy. This cost and time reduction are expected to be financially disruptive because of the current demand for low-cost carbon fiber, spanning multiple sectors in the industry. Oxidation is a critical step in the production of carbon fibers because it takes the most time and is the most difficult. 4M’s smaller ovens use less space, thus there is less fiber-handling equipment, fewer personnel, and less environmental processing for the same capacity.  This new technology enables the production of up to three times as much product in the same operational footprint, while using less energy and less personnel, satisfying increasing market demands. This resolves the significant limitations of current traditional technologies.

4M Industrial Oxidation, LLC was formed in Tennessee on May 5, 2015.  The principal executive offices of 4MIO are 865 Innovation Drive, Suite 200, Knoxville, TN 37932 and its telephone number is (865) 777-2740.

Year Ended December 31, 2016 Highlights

•	CWC completed the spin-off of the Company to CWC’s shareholders of record as of December 31, 2015. Effective January 1, 2016, Woodland became its own operating and reporting company.

•

On September 29, 2016, T2’s only customer informed T2 that it would not be renewing its contract with T2.  The contract expired of its own accord on September 30, 2016.  Absent this customer T2 has no other current sources of revenues and, as a result, PSM has no source of commissions. T2 and PSM were subsequently sold on March 31, 2017.

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

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015

Revenues:

We had no revenues, cost of sales or gross profit for the years ended December 31, 2016 and 2015 as all of our operations were reported as discontinued operations as a result of their sale on March 31, 2017.

Selling, General and Administrative Expenses and Income from Continuing Operations Before Taxes:

We had Selling, General and Administrative Expenses (“SG&A”) totaling a credit of $1,552 for the year ended December 31, 2016 as compared to an expense of $1,419 for the corresponding period during the prior year. The improvement of $2,971 is primarily due to the reversal of an account payable that was settled with the vendor.

Income (loss) from Discontinued Operations:

Loss from Discontinued Operations totaled $48,727 for the year ended December 31, 2016 as compared to Income from Discontinued Operations $141,268 for the corresponding period in the prior year. The improvement of $189,995 is primarily due to the settlement of several accounts payable and accrued liabilities at a discounted rate coupled with the reversal of bad debt expenses related to the collection of a long overdue account receivable during the prior year.

Net Income (Loss):

Net Loss for the year ended December 31, 2016 totaled $47,175 as compared to Net Income totaled $139,849 for the corresponding period in the prior year. The decrease of $187,024 is due to the fact that prior year numbers include the aforementioned settlement of several accounts payable and accrued liabilities at a discounted rate coupled with the reversal of bad debt expenses related to the collection of a long overdue account receivable in the prior year.

Liquidity and Capital Resources

As of December 31, 2016, we had negative working capital totaling $24,999 including cash of $164.  On March 31, 2017, we sold all of our operating subsidiaries contemporaneously to the resignation of the Company’s Board of Directors and executive officers who simultaneously divested their stock to an unrelated third party causing a change in control.

The Company is currently debt free and has no financial commitments outside of trade payables due in the normal course of business.  We had no investing or financing activity for the year ended December 31, 2016.

We have no other bank financing or other external sources of liquidity.  There can be no assurance that, going forward, our operations will generate positive operating cash flow.

Contractual Obligations

The Company had no contractual obligations as of December 31, 2016.

Off-Balance Sheet Arrangements

The Company’s Chief Executive Officer, Mr. Scott Beck holds a note receivable from the Company’s former parent, CWC, that, at December 31, 2016, was secured by all the assets of the Company. CWC has been in technical default on this since December 31, 2014 due to non-payment of principal and interest and CWC continues to be in default on this note. At December 31, 2016, CWC had not cured the default. On March 31, 2017, Mr. Beck resigned his position as Chairman of the Board of Directors and simultaneously released the lien associated with this note.

Inflation

We believe that, for the year ended December 31, 2016, inflation has not had a material effect on our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements and supplementary data are included in pages F-1 through F-12 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 31, 2017, the Company engaged De Leon & Company, PA (“De Leon”) as its new independent registered public accounting firm to audit its financial statements as of and for the year ended December 31, 2016.   During the previous two-year period, the Company did not consult with De Leon with respect to any issues nor was there any prior relationship between the Company and De Leon.

On March 31, 2017, the Company terminated Montgomery Coscia and Greilich, LLP (“MCG”) as its independent registered public accounting firm. During the two years prior to its termination, MCG’s reports, with respect to the Company contained no adverse opinions, disclaimer of opinions nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by the Company’s current Chairman of the Board of Directors.

None of the reports of MCG on our financial statements for either of the two most recent fiscal years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that our audited financial statements contained in our Annual Reports on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC, included a going concern qualification in the report of MCG.

During the Company’s two most recent fiscal years ended December 31, 2016 and 2015, and the subsequent interim periods preceding their dismissal, there were no disagreements with MCG whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of MCG, would have caused them to make reference to the subject matter of the disagreement in connection with their report on the Company’s financial statements.

The Company provided MCG with a copy of the disclosures it is making in this Report and has requested that MCG, furnish it with a letter addressed to the SEC stating whether they agree with the above statements. The letter has been filed as Exhibit 16.1 to this Form 10-K.

During the two most recent fiscal years and the interim periods preceding the engagement, and through the filing date of this Report, neither the Company nor anyone on its behalf has previously consulted with De Leon regarding either (a) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided nor oral advice was provided to the Company that De Leon concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph 304(a)(1)(v)) of Regulation S-K).

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

The Company’s management, with the participation of its chief executive officer and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2016. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of that date, the Company’s disclosure controls and procedures, were not effective simply due to the fact that the small size of the accounting department could not provide for adequate segregation of duties typically established in larger reporting companies.

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

As of December 31, 2016, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2016, as a result of the identification of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Submission of Matters to a Vote of Securities Holders

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following persons serve as our executive officers and member of our Board of Directors. The Company currently has four Directors.  Our Board of Directors is not currently divided into classes.  Executive Officers serve at the pleasure of the Board. The business and affairs of the Company are managed under the direction of the Board of Directors. The Board believes that good corporate governance is a critical factor in achieving business success and in fulfilling the Board's responsibilities to stockholders. The Board believes that its practices align management and stockholder interests. Highlights of our corporate governance practices are described below.

Name:	Age:	Position:	Director Since:
Joshua M. Kimmel	43	Chief Executive Officer, President and Director	March 31, 2017
Erwin W. Vahlsing, Jr.	60	Chief Financial Officer and Treasurer	—
Rodney G. Grubb	60	Chief Operating Officer and Chairman of the Board	April 4, 2017
Dr. Truman A. Bonds	41	Chief Technology Officer and Director	April 4, 2017
Douglas D. Mentzer	43	Director	April 4, 2017

Business Experience

Joshua M. Kimmel was appointed Chief Executive Officer and member of the Board of Directors on March 31, 2017.  He has served as the Executive Vice President of 4M Carbon Fiber Technologies, LLC since January 2017. Mr. Kimmel has 20 years of executive level expertise in multiple sectors including public company finance, private equity and large scale commercialization.  In addition, Josh holds multiple patents related to vaporization and other alternative inhalation delivery methods for dispensing medications that include advanced device security technologies.  In July 2016, Josh founded Vision Digital, a full service digital agency specializing in both high-growth and development stage companies, and served as its Chief Executive Officer until January 2017.  Joshua M. Kimmel served as the Chief Executive Officer for Breathe Ecig. Corp from February 2013 through January 2016 Mr. Kimmel developed an innovative entry into the E-cigarette market, possessing unique features not found in other market entries. He has patents pending that focus on consumer safety, including child lock features. Mr. Kimmel created proprietary handcrafted flavors manufactured in his hometown of Knoxville, Tennessee.  From September 2012 through June 2015, Mr. Kimmel has also served on the Board of Directors of Electronic Magnetic Power Solutions, which implements disruptive patented technology licensed from Virginia Tech University for the express purpose of alternative energy use in the consumer space.  From November 1999 through March 2009, Mr. Kimmel worked with Harold Katz as the Vice President of Operations for The Addison Restaurant Group on the creation and opening of multiple restaurants.

Erwin W. Vahlsing, Jr. is an accomplished financial executive with strong operational experience in both domestic and international organizations. He has managed finance departments in the manufacturing, service, and construction sectors. Mr. Vahlsing has proven his abilities in strategic planning, critical decision making, identifying cost-effective solutions, and developing highly creative financial solutions to turn around underperforming units and products.

Mr. Vahlsing has been the President of XBRL Associates for the last six years, providing outsourced CFO services to smaller public companies and companies intending to “go public.” His services include preparation of projections, financial modeling, financial statements, reports, and filings, as well as interfacing with SEC auditors and legal counsel to assure the quality and timeliness of all current reports (such as 10-K, 10-Q, and 8-K SEC filings).

He has been a member of the board of directors of ICOA, Inc. since 2001.

Mr. Vahlsing has held executive-level financial positions continuously since 1999, and controller-level positions since 1983 — all for companies with $2 million to $35 million in revenue. He holds a Master of Business Administration degree from the University of Rhode Island and a Bachelor of Science degree in Accounting from the University of Connecticut.

Rodney G. Grubb has more than 37 years’ experience managing engineering and technology organizations and projects for international engineering organizations, small technology businesses and at a national laboratory.  He has been responsible for business development, personnel, operations, facilities, contracts, and profit and loss. From January 2012 to March 2017, Mr. Grubb served as the President of RMX Technologies where his duties included strategy development, operations, management consulting, fund raising, and developing the commercialization plan for the plasma oxidation technology developed with the Oak Ridge National Laboratory.

Prior to that, from July 2009 to December 2011, he served as a Program Director at Sentech where his duties included development and implementation of the Integrated Facilities Energy Management Program when he and Dr. Bonds and two business partners bought the carbon fiber technology development activities that Dr. Bonds was leading.  Mr. Grubb has been involved with several organizational merger and acquisition activities including the acquisition of RMX Technologies in 2011.

Mr. Grubb led multi-million dollar projects and technical organizations for large international organizations as well as started up and grown engineering and technology divisions for small businesses. These responsibilities included business development, strategic planning, project development and implementation, personnel development and profit and loss responsibility.

Early in his career, Mr. Grubb worked at the Oak Ridge National Laboratory where he was responsible for engineering and technical services in support for multi-discipline research and development programs and worked as a principle investigator for technology development and evaluation.  He was the deputy program manager for a national technology development and assessment program.  He has a B.S. in Engineering Science and Mechanics, a master’s degree in industrial engineering with emphasis on engineering management and is ABD for a Ph.D. in Engineering Management.

Dr. Truman A.  Bonds currently serves as the Chief Technology Officer and Director of 4M Carbon Fiber Technologies.  In addition, he serves as the President of RMX Technologies, LLC.  At 4M, he oversees the transfer of core plasma technology invented by RMX and leads the design and manufacturing work for the successful commercialization of its plasma oxidation technology.

Prior to this he served as the Vice President of Research and Development at RMX Technologies, LLC where his duties included leading the experimental research group and operations focused on developing new technologies based on proprietary plasma technology from November/2011 to December/2016.  From January/2017 to present, he began serving as President at RMX Technologies, LLC where his duties expanded to general company leadership, growth, and new product development.  Dr. Bonds is leading the effort to develop new carbonization and surface treatment technologies for carbon fiber production, both of which are in partnership with the Oak Ridge National Laboratory.

Dr. Bonds’ Ph.D. dissertation was focused on the development of a new manufacturing technology that will significantly lower the conversion cost of carbon fiber, and enable rapid growth on the supply side of the carbon fiber industry.  He is an expert in applying atmospheric pressure plasma technology to various materials processing applications.  A major focus has been utilizing plasma to enhance the carbon fiber manufacturing process to reduce energy consumption, capital costs and operational costs that have traditionally been very high for this industry.  He holds multiple patents related to plasma based material processing.

Douglas D. Mentzer is a financial advisor, educator, and speaker, and currently serves as President of The Mentzer Group, LLC, a full-service, independent investment advisory firm located in Knoxville, TN. Mr. Mentzer’s duties include financial planning and investment supervisory services, as well as business planning, development, management, and operations. Doug teaches financial classes through the Oak Ridge Institute for Continued Learning, and his financial presentations have been widely attended all over Tennessee.

Mr. Mentzer has received the Certified Funds Specialist and Certified Income Specialist designations from the Institute of Business and Finance, and is a member of the National Ethics Association. The Mentzer Group is a Registered Investment Advisor and insurance agency. Doug founded The Mentzer Group in May 2008, and prior to that served as an investment advisor for Brogan Financial, Inc. from February 2004 to May 2008.

Mr. Mentzer is a founder and board member of RMX Technologies, LLC and was instrumental in fund raising and commercialization of the plasma oxidation technology.

Family Relationships

Dr. Truman and Mr. Mentzer are brothers-in-law.  None of the other Company’s officers and directors have a family relationship with any other director, executive officer, or person nominated or chosen by the Company to become a director or executive officer. The term “family relationship” means any relationship by blood, marriage, or adoption, not more remote than first cousin.

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

Board Meetings

The Board of Directors held no meetings during the year ended December 31, 2016.  The Board of Directors held a meeting on March 31, 2017 whereby Joshua M. Kimmel was appointed Chief Executive Officer and member of the Board of Directors while simultaneously accepting the resignation of the previous directors, Mr. Scott Beck, Mr. Marc Blumberg and the Company’s Chief Financial Officer, Mr. V. Chase McCrea III.

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

Communications with the Board of Directors

Stockholders with questions about the Company are encouraged to contact the Company by sending communications to the attention of the Chief Executive Officer at 835 Innovation Drive, Suite 200 Knoxville, TN 37932.  If stockholders feel that their questions have not been sufficiently addressed through communications with the Chief Executive Officer, they may communicate with the Board of Directors by sending their communications to the Board of Directors, c/o the Chief Executive Officer at the same address.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities (each, a “Reporting Person”) to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file. The Company’s former officers and directors did not file any Forms 3, 4 or 5 under Section 16(a) of the Exchange Act, even though the Company’s class of common stock is registered with the SEC under Section 12(g) under to the Exchange Act, due to the fact that the Company has filed a Form 10 with the SEC but there currently is no market for the Company’s securities.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation earned by the Company’s Chief Executive Officer and Chief Financial Officer for each of the last two fiscal years.  These officers resigned their positions effective March 31, 2017 and have not been compensated by CWC for their services since July 16, 2015; the Company has never paid them any compensation.  The Company does not have any other executive officers who contributed services, were awarded, earned or were paid over $100,000.

Name and principal position (a)	Period (b)	Salary ($)(c)	Bonus ($)(d)	Stock Awards ($)(e)(1)	Option Awards ($)(f)(2)	All Other Compensation ($)(i)	Total ($)(j)
Scott N. Beck, Former Chairman of the Board of Directors, Chief Executive Officer	2016	—	—	—	—	—	—
	2015	12,816 (3)	—	—	—	—	12,816

V. Chase McCrea III, Former Chief Financial Officer	2016	—	—	—	—	—	—
	2015	110,375 (3)	—	—	—	—	110,375

(1)

The amounts in column (e) reflect the dollar amount recognized for financial statement reporting purposes for the applicable fiscal year, in accordance with ASC Topic 718 (formerly FAS 123[R]) of stock awards granted to each named executive officer, and therefore include amounts from awards granted in and prior to the applicable fiscal year.

(2)

The amounts in column (f) reflect the dollar amount recognized for financial statement reporting purposes for the applicable fiscal year, in accordance with ASC 718 with respect to outstanding stock options granted to each executive officer, whether granted in that fiscal year or in prior fiscal years.

(3)	Effective July 16, 2015, Mr. Beck and Mr. McCrea no longer were paid salaries or medical benefits by CWC.

(4)	This chart reflects the fact that Mr. McCrea’s bonuses have historically been accrued at the end of the reporting period and cash settled immediately subsequent to the end of the reporting period.

Executive Employment Agreements

The Company has no executive employment agreements.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

None.

Stock Compensation Plans

The Company has no stock compensation plans.

Director Compensation

The Company does not pay compensation to its directors for their service at this time. Furthermore, the Company has no present formal plan for compensating our directors for their service in their capacity as such.

POTENTIAL PAYMENTS ON TERMINATION OR CHANGE IN CONTROL

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth, as of April 21, 2017 (except where otherwise noted), certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Company’s outstanding shares of Common Stock, (ii) each of the Company’s Directors, (iii) each of the executive officers and (iv) all current Directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within sixty (60) days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o Woodland Holdings Corporation, 865 Innovation Drive, Suite 200, Knoxville, TN 37932.

Stockholder:	Amount of Common Stock:	Percentage (1):
Officers and Directors
Joshua M. Kimmel -Chief Executive Officer, President	5,220,000	7.45%
Erwin W. Vahlsing, Jr. -Chief Financial Officer and Treasurer	0	0%
Rodney G. Grubb -Chief Operating Officer and Chairman of the Board	17,362,508	24.77%
Dr. Truman A. Bonds -Chief Technology Officer and Director	8,636,677	12.32%
-Douglas D. Mentzer Director	4,630,234	6.61%
All Officers and Directors as a group (5 persons)	35,849,419	51.14%
5% Stockholders
Lawrence P. Leibowitz	5,220,000	7.45%
Richard Nixdorf	14,791,260	21.10%

(1)  Percentage ownership is based on 70,096,470 shares of Common Stock outstanding as of the Record Date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company previously operated at no cost from office space that CWC leased from 13101 Preston Road, LP.  Trusts managed by the control party of the Company’s prior CEO own the building from which the Company currently operates. The CWC paid $0, $30,000 and $30,000. in rent during the years ended December 31, 2016, 2015 and 2014, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES

Audit and Related Fees

The financial statements for the fiscal year ended December 31, 2016 were audited by De Leon & Company, PA.  The fees for the audit and reviews for 2016 were $7,000.  De Leon & Company did not perform any internal audit functions nor prepare the Company’s tax return.

The Company has previously been audited as part of CWC’s annual audit.  The following is a summary of fees and services approved by CWC and billed by Montgomery Coscia Greilich LLP (“MCG”) for the fiscal years ended December 31, 2015 and 2016.

	Year ended December 31, 2015		Year ended December 31, 2016

Audit Fees	$25,000	(1)	$—
Audit Related Fees	—	(2)	—
Total	$25,000	(3)	$—

(1)

Audit Fees. This represents the aggregate fees billed to us in each of fiscal 2015 for professional services rendered by MCG for (i) the audit of our annual financial statements included in our annual report on Form 10-K and (ii) the review of our interim financial statements included in the quarterly reports.

(2)

Audit-Related Fees. The aggregate fees billed to us in each of fiscal 2015 for professional services rendered by MCG for audit-related fees including statutory and regulatory filings was zero.  We do not currently engage MCG to perform internal control testing.

(3)	We do not currently engage MCG to perform tax or other services.

Pre-Approval Policies and Procedures

We have not used DeLeon & Company nor MCG for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We have not engaged DeLeon & Company nor MCG to provide compliance outsourcing services.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Consolidated Financial Statements

The report of our independent registered public accounting firm and our consolidated financial statements are listed below and begin on page F-1 of this Annual Report on Form 10-K.

Financial Information

Page Number
Report of Independent Registered Public Accounting Firms	F-1 – F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Stockholders’ Equity (Deficit)	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7 – F-12

(2) Schedules

None.

(3) Exhibits

The exhibits to this report are listed in the exhibit index below.

(b) Description of exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

2.1

Agreement and Plan of Merger, April 6, 2017, by and among Woodland Holdings Corporation, 4MIO Merger Sub, LLC and 4M Industrial Oxidation, LLC (Filed as an exhibit to the Company’s Form 8-K filed April 10, 2017 and incorporated by reference herein)

3.1	Certificate of Incorporation of Woodland Holdings Corporation dated January 21, 2009 (Filed as an exhibit to the Company’s Form 10 filed March 17, 2015 and incorporated by reference herein)
3.2	Bylaws of Woodland Holdings Corporation, dated February 23, 2009 (Filed as an exhibit to the Company’s Form 10 filed March 17, 2015 and incorporated by reference herein)
3.3	Certificate of Amendment of Certificate of Incorporation of Woodland Holdings Corporation (Filed as an exhibit to the Company’s Form 8-K filed December 2, 2015 and incorporated by reference herein)
3.4

Certificate of Merger, dated April 6, 2017, filed with the Secretary of State of Tennessee on April 7, 2017 (Filed as an exhibit to the Company’s Form 8-K filed April 10, 2017 and incorporated by reference herein)

16.1*	Letter, dated April 21, 2017, from Montgomery Coscia and Greilich, LLP
21.1*	Subsidiaries of Woodland Holdings Corporation.
31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Furnished (and not filed) herewith pursuant to Regulation S-T under the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODLAND HOLDINGS CORPORATION

April 24, 2017	By:	/s/ Joshua M. Kimmel
Joshua M. Kimmel
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joshua M. Kimmel	Chief Executive Officer, President and Director	April 24, 2017
Joshua M. Kimmel	(Principal Executive Officer)

/s/ Erwin W. Vahlsing, Jr.	Chief Financial Officer and Treasurer	April 24, 2017
Erwin W. Vahlsing, Jr.	(Principal Financial and Accounting Officer)

/s/ Rodney G. Grubb	Chief Operating Officer and Chairman of the Board	April 24, 2017
Rodney G. Grubb

/s/ Dr. Truman A. Bonds	Chief Technology Officer and Director	April 24, 2017
Truman A. Bonds

/s/ Douglas D. Mentzer	Director	April 24, 2017
Douglas D. Mentzer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Woodland Holdings Corp. & Subsidiaries

We have audited the accompanying consolidated balance sheet of Woodland Holdings Corp. & Subsidiaries as of December 31, 2016 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. Woodland Holdings Corp. & Subsidiaries management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. We were not engaged to examine management’s assertion about the effectiveness of Woodland Holdings Corp. & Subsidiaries internal control over financial reporting as of December 31, 2016. The financial statements of Woodland Holdings Corp. & Subsidiaries as of December 31, 2015 & 2014 were audited by other auditors whose report dated April 11, 2016, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodland Holdings Corp. & Subsidiaries as of December 31, 2016, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s ability to raise additional capital through debt and/or equity financing to fund its operating costs is unknown, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Leon & Company, P.A.

Pembroke Pines, Florida

April 18, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Woodland Holdings Corporation

We have audited the accompanying consolidated balance sheets of Woodland Holdings Corporation as of December 31, 2015 and the related consolidated statements of operations, cash flows and stockholders’ equity (deficit) for the years ended December 31, 2015 and 2014. Woodland Holdings Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Woodland Holdings Corporation as of December 31, 2015 and the results of their operations and their cash flows for the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ MONTGOMERY COSCIA GREILICH, LLP

Plano, Texas

April 11, 2016

Woodland Holdings Corporation

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015

Assets
Current assets:
Cash	$164	$164
Assets of discontinued operations held for sale	8,769	31,390
TOTAL ASSETS	$8,933	$31,554

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$—	$1,552
Liabilities of discontinued operations held for sale	33,932	7,826
Total liabilities	33,932	9,378

Commitments and Contingencies	—	—

Stockholders’ equity (deficit):
Common stock, $0.01 par value, 100,000,000 shares authorized; 4,655,338 and 100 shares issued and outstanding, December 31, 2016 and 2015, respectively	46,552	—
Additional paid-in capital	(12,130,228)	(12,083,676)
Retained earnings	12,058,677	12,105,852
Total stockholders’ equity (deficit)	(24,999)	22,176
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$8,933	$31,554

The accompanying notes are an integral part of these consolidated financial statements

Woodland Holdings Corporation

Consolidated Statements of Operations

	For the Year Ended December 31,
	2016	2015	2014
			(as restated)
Sales, net	$—	$—	$—

Costs of goods sold	—	—	37

Gross profit (loss)	—	—	(37)

Expenses:
Selling, general and administrative expenses	(1,552)	1,419	—
Total operating expenses	(1,552)	1,419	—
Operating income (loss)	1,552	(1,419)	(37)

Other expense:
Other expense	—	—	—
Total other expense	—	—	—
Income (loss) before income taxes	1,552	(1,419)	(37)
Income taxes	—	—	—
Income (loss) from continuing operations	1,552	(1,419)	(37)
Income (loss) from discontinued operations, net of tax	(48,727)	141,268	(46,686)
Gain from disposal of discontinued operations, net of tax	—	—	—
Net income (loss)	$(47,175)	$139,849	$(46,723)

Basic and diluted earnings (loss) per share from continuing operations	$0.00	$(14.19)	$(0.37)
Basic and diluted earnings (loss) per share from discontinued operations	$(0.01)	$1,412.68	$(466.86)
Basic and diluted earnings (loss) per share	$(0.01)	$1,398.49	$(467.23
Basic and diluted weighted average number shares outstanding	4,655,338	100	100

The accompanying notes are an integral part of these consolidated financial statements

Woodland Holdings Corporation

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Shares		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity (Deficit)

Balance, January 1, 2014	100	$—	$(12,015,081)	$12,012,726	$(2,355)
Return of capital to shareholder	—	—	(16,895)	—	(16,895)
Net loss	—	—	—	(46,723)	(46,723)
Balance, December 31, 2014	100	$—	$(12,031,976)	$11,966,003	$(65,973)
Return of capital to shareholder	—	—	(51,700)	—	(51,700)
Net income	—	—	—	139,849	139,849
Balance, December 31, 2015	100	$—	$(12,083,676)	$12,105,852	$22,176
Spin-off	4,655,238	46,552	(46,552)	—	—
Net loss	—	—	—	(47,175)	(47,175)
Balance, December 31, 2016	4,655,338	$46,552	$(12,130,228)	$12,058,677	$(24,999)

The accompanying notes are an integral part of these consolidated financial statements

Woodland Holdings Corporation

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2016	2015	2014

Cash Flows from Operating Activities
Net income (loss)	$(47,175)	$139,849	$(46,723)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Accounts payable	(1,552)	—	—
Changes in assets and liabilities of discontinued operations	48,727	(88,149)	57,441
Net cash provided by operating activities	—	51,700	10,718

Cash Flows from Financing Activities
Return of capital to shareholder	—	(51,700)	(16,894)
Net cash provided by (used in) financing activities	—	(51,700)	(16,894)
Net increase (decrease) in cash	—	—	(6,176)
Cash at beginning of period	164	164	6,340
Cash at end of period	$164	$164	$164

Cash paid for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

Woodland Holdings Corporation

Notes to Consolidated Financial Statements

December 31, 2016

1. Basis of Presentation

Organization

Woodland Holdings Corporation (“the Company”, “Woodland”, “we”, “our” or “us”) was incorporated in the State of Delaware, on January 21, 2009.

The Company is a holding company with three telecommunications services companies as subsidiaries.

Spinoff

The Company was originally a wholly owned subsidiary of CornerWorld Corporation (“CWC”), a Nevada corporation publicly traded on the OTCQB exchange.  On August 13, 2015, CWC’s Board of Directors formally approved a plan whereby Woodland and its wholly owned subsidiaries were to be spun off in their entirety.  On October 14, 2015, the US Securities and Exchange Commission (the “SEC”) formally informed Woodland that its registration statement had become effective, clearing the way for the spin-off.  Finally, on December 31, 2015, CWC’s Board of Directors spun-off Woodland to CWC’s shareholders of record as of December 31, 2015 (the “Record Date”).  On January 1, 2016, CWC shareholders, as of the Record Date, received shares in Woodland equal to their pro-rata ownership percentage of CWC. For every share owned by CWC’s shareholders as of the Record Date, those same shareholders were issued 1 share of Woodland’s common stock. Woodland is in the process of taking the necessary actions whereby Woodland’s shares will be free-trading on the OTCXB exchange.

Operations

The Company previously provided telephony and internet services through its wholly owned subsidiaries Phone Services and More, L.L.C., doing business as Visitatel (“PSM”) and T2 Communications, L.L.C. (“T2”).  As a provider of Internet and voice over Internet protocol (“VoIP”) services, T2 delivered traditional telecommunications services via VoIP to business customers in Texas. T2 is a Competitive Local Exchange Carrier (CLEC) that generated revenues via commissions from its carrier partners related to the provision of long-distance minutes to its customers.  PSM, also a CLEC, generated revenues via earning commissions from serving as a broker for services provided by T2.  On September 29, 2016, T2’s only customer informed T2 that it would not be renewing its contract with T2 and the contract expired of its own accord on September 30, 2016.  Absent this customer T2 had no other current sources of revenues and, as a result, PSM had no source of commissions.

TinyDial, LLC (“TinyDial”) had no accounts, no operations and no customers but holds a telecommunications patent. It was a development stage company whose core focus was enabling its users to conduct unlimited free conference calls, direct dialing via the use of short codes, instant messaging and contact management, among other mobile telecommunications services.

On March 31, 2017, the Company sold 100% of the outstanding membership interests of the Company’s wholly-owned subsidiaries, PSM, T2 and TinyDial to Enversa Companies, LLC (“Enversa”), a subsidiary of CWC, for cash consideration of $1.00.  At the time of the sale, the PSM, T2 and TinyDial had ceased all operations and had no active customers or employees.  Accordingly, the results of PSM, T2 and TinyDial have been reported as discontinued operations in this annual report on Form 10-K.

The accompanying audited financial statements have been prepared on the basis that the Company will continue as a going concern basis. The company has cash of $164, stockholders’ deficit totaling $24,999 and has a negative working capital as of December 31, 2016.  The Company will require additional capital for its contemplated operational activities.  The Company’s ability to raise additional capital through the future issuances of common stock is undetermined.  The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.  The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

Woodland Holdings Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

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

The carrying amount of accounts receivable is reduced by a valuation allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected based on historical collection trends. The allowance for doubtful accounts was $25,351 and $48,011 as of December 31, 2016 and 2015, respectively.  The Company’s entire accounts receivable balance along with the allowance for doubtful accounts have been included as assets from discontinued operations in these financial statements.

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

Woodland Holdings Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

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

Expenditures for maintenance and repairs which do not materially extend the useful lives of property and equipment are charged to operations. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations. Management periodically reviews the carrying value of its property and equipment for impairment. The property and equipment had not incurred any impairment loss at December 31, 2016 and 2015 as it had become fully depreciated as of December 31, 2015.

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

Woodland Holdings Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

Concentrations of Cash and Cash Equivalents

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Federal Deposit Insurance Corporation (FDIC) currently insures accounts at each institution for up to $250,000. At times, cash balances may exceed the FDIC insurance limit of $250,000. At December 31, 2016 and 2015 the Company had no concentrations that were in excess of that which is insured by the FDIC.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the year ended December 31, 2016, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Issuance of Stock for Non-Cash Consideration

There were no issuances of the Company’s stock for non-cash consideration.

Reclassifications

Certain prior year accounts have been reclassified to conform to the current year’s presentation.

3.  Discontinued Operations

T2 Communications, LLC

We completed the sale of PSM, T2 and TinyDial on March 31, 2017 for $1.00; we recognized no gain on the sale. PSM’s, T2’s and TinyDial’s operations have been reclassified as discontinued operations for its operations for the years ended December 31, 2016, 2015 and 2014 and the eight-month period ended December 31, 2013.  The following is a summary of the operating results of T2’s discontinued operations.

	For the Year Ended December 31,
	2016	2015	2014

Sales, net	$71,157	$132,496	$244,155

Income (loss) from discontinued operations before income taxes	(48,727)	141,268	(46,686)
Income taxes	—	—	—
Net income from discontinued operations	$(48,727)	141,268	(46,686)

The following table represents PSM’s, T2’s and TinyDial’s discontinued assets and liabilities as of:

	December 31,
	2016	2015

Assets, net	$8,769	31,390

Liabilities, net	$33,932	7,826

Woodland Holdings Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

4. Property and Equipment

Property and equipment is summarized as follows:

	December 31,
	2016	2015

Computer equipment	$—	$32,128
Total	—	32,128
Less: accumulated depreciation	—	(32,128)
Property and equipment, net	$—	$—

Depreciation expense for property and equipment for the years ended December 31, 2016, 2015 and 2014 was $0, $2,677, and $10,709, respectively.

5. Leases

The Company previously had a capital lease on telecom equipment.  The lease expired of its own accord on March 1, 2015 and the Company made the final payment on this capital lease on that date.

6. Equity

Common Stock

The Company’s authorized common stock consists of 100,000,000 shares with a par value of $0.01 per share. As of December 31, 2016, 4,655,338 shares of common stock were issued and outstanding.

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

8. Related Party Transactions

The Company previously operated at no cost from office space that CWC leased from 13101 Preston Road, LP.  Trusts managed by the control party of the Company’s prior CEO own the building from which the Company currently operates. The CWC paid $0, $30,000 and $30,000 in rent during the years ended December 31, 2016, 2015 and 2014, respectively.

Woodland Holdings Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

9. Income Taxes

The Company accounts for income taxes in accordance with ASC 740. Due to continued losses from operations, since the inception of the Company, no provision for income taxes has been made in these consolidated financial statements.  The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

	Year Ended December 31,
	2016		2016

Federal statutory rate	34.00%		34.00%
Effect of:
Valuation allowance	(34.00%	)	(34.00%	)
Effective income tax rate	—%		—%

The Company is in the process of completing its federal income tax return and does not expect to have an income tax liability due to continued losses from operations.

10. Subsequent Events

On March 31, 2017, the Company sold 100% of the outstanding membership interests of PSM, T2 and TinyDial to Enversa for cash consideration of $1.00.  At the time of the sale, PSM, T2 and TinyDial had ceased all operations and had no active customers or employees.

On March 31, 2017, Scott N. Beck (the Company’s Chief Executive Officer and Chairman), V. Chase McCrea III (the Company’s Chief Financial Officer), Marc Blumberg (a member of the Board of Directors), IU Holdings II, GP, Inc., and Opal Capital, LLC, among others, (collectively, the “Selling Stockholders”) entered into a Stock Purchase Agreement, dated March 31, 2017 (the “Agreement”), with 4M Industrial Oxidation, LLC, a Tennessee limited liability company (“4MIO” or the “Purchaser”), pursuant to which 4MIO purchased from the Selling Stockholders an aggregate of 3,664,641 shares of common stock, par value $0.01 per share (the “Common Stock”), of the Company, representing approximately 78.7% of the issued and outstanding shares of Common Stock of the Company and substantially all of the shares of Common Stock of the Company held by the Selling Stockholders, in consideration for $100,000, or approximately $0.025 per share (the “Transaction”).  The foregoing sale of Common Stock by the Selling Shareholders resulted in a change in control of the Company.

In conjunction with the Transaction and the disposition of the Subsidiaries, the Company accepted the resignation of Scott N. Beck as the Company’s Chairman of the Board and Chief Executive Officer, Marc Blumberg as a Director and V. Chase McCrea III as the Company’s Chief Financial Officer, effective immediately.

As part of his resignation, Mr. Beck relinquished his security interest in the Company’s assets, pursuant to that certain Promissory Note dated as of March 30, 2011 between CWC and Mr. Beck (the “Note”).  Mr. Beck also released the Company from responsibility for any accrued but unpaid interest and late fees accrued on the Note.

Mr. Blumberg has served the Company as a non-compensated director since his appointment in 2008.  Mr. McCrea has not drawn salary or medical benefits from the Company since July 15, 2015.  Prior to their respective resignations, Mr. Beck and Mr. Blumberg appointed Joshua M. Kimmel as the Chief Executive Officer, President and Director.

There were no other events that took place subsequent to December 31, 2015 up through the date of the filing of these financial statements that had a material impact on these financial statements.