Form 10-Q
period 2017-03-31
Woodland Holdings Corp
filed 2017-05-15
CIK 1635965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X     No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes         No _X___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____   Accelerated filer ____   Non-accelerated filer ____   Smaller reporting company    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ____   No    X

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of May 15, 2017 was 70,096,470.

Item Number		Page

	PART I. FINANCIAL INFORMATION

1	Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 (Audited)	1

	Condensed Consolidated Statements of Operations for the Three-Month Periods Ended March 31, 2017 and 2016	2

	Condensed Consolidated Statement of Stockholders’ Equity for the Three-Month Period Ended March 31, 2017	3

	Condensed Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 2017 and 2016	4

	Notes to Condensed Consolidated Financial Statements	5

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

3	Quantitative and Qualitative Disclosures about Market Risk	12

4	Controls and Procedures	12

	PART II. OTHER INFORMATION

1	Legal Proceedings	13

1A	Risk Factors	13

2	Unregistered Sales of Equity Securities and Use of Proceeds	13

3	Defaults Upon Senior Securities	13

4	Mine Safety Disclosures	13

5	Other Information	13

6	Exhibits	13

	Signatures	14

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Woodland Holdings Corporation

Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash	$—	$164
Assets of discontinued operations	—	8,769
TOTAL ASSETS	$—	$8,933

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Liabilities of discontinued operations	$—	$33,932
Total liabilities	—	33,932

Commitments and Contingencies	—	—

Stockholders’ equity (deficit):
Common stock, $0.01 par value, 100,000,000 shares authorized; 4,655,338 shares issued and outstanding, March 31, 2017 and December 31, 2016, respectively	46,552	46,552
Additional paid-in capital	(12,099,867)	(12,130,228)
Retained earnings	12,053,315	12,058,677
Total stockholders’ equity (deficit)	—	(24,999)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$—	$8,933

See Notes to Condensed Consolidated Financial Statements.

Woodland Holdings Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2017	2016

Sales, net	$—	$—

Costs of goods sold	—	—

Gross profit	—	—

Expenses:
Selling, general and administrative expenses	164	—
Total Operating Expenses	164	—
Operating income (loss)	(164)	—

Other income (expense), net:
Other income (expense), net	—	—
Total other expense, net	—	—
Income (loss) from continuing operations before income taxes	(164)	—
Income taxes	—	—
Income (loss) from continuing operations	(164)	—
Income (loss) from discontinued operations, net of tax	(5,198)	(20,079)
Gain from discontinued operations, net of tax	—	—
Net income (loss)	$(5,362)	$(20,079)

Basic and diluted earnings loss per share from continuing operations	$0.00	$0.00
Basic and diluted earnings per share from discontinued operations	$0.00	$0.00
Basic and diluted earnings (loss) per share	$0.00	$0.00

Basic and diluted weighted average number shares outstanding	4,655,338	4,655,338

See Notes to Condensed Consolidated Financial Statements.

Woodland Holdings Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

			Additional		Total
	Common Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2016	4,655,338	$46,552	$(12,130,228)	$12,058,677	$(24,999)

Equity of disposed subsidiaries	—	—	30,361	—	30,361

Net income	—	—	—	(5,362)	(5,362)
Balance, March 31, 2017	4,655,338	$46,552	$(12,099,867)	$12,053,315	$—

See Notes to Condensed Consolidated Financial Statements.

Woodland Holdings Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2017	2016

Cash Flows from Operating Activities
Net loss	$(5,362)	$(20,079)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	—	—
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Changes in assets and liabilities of discontinued operations	(25,163)	20,079
Net cash used in operating activities	(30,525)	—

Cash Flows from Investing Activities
Disposal of subsidiaries	30,361	—
Net cash used in investing activities	30,361	—

Net change in cash	(164)	—
Cash at beginning of period	164	164
Cash at end of period	$—	$164

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

See Notes to Condensed Consolidated Financial Statements.

Woodland Holdings Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

1. Basis of Presentation

Interim Unaudited Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Woodland Holdings Corporation (the “Company,” “Woodland,” “we,” “our” or “us”) as of March 31, 2017 and for the three-month periods ended March 31, 2017 and 2016 contained in this Quarterly Report (collectively, the “Unaudited Interim Condensed Consolidated Financial Statements”) were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for all periods presented. The results of operations for the three-month period ended March 31, 2017 is not necessarily indicative of the results that may be expected for the entire fiscal year.

The accompanying Unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with the regulations for interim financial information of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited accompanying statements of financial condition and related interim statements of operations, cash flows, and stockholders’ deficit include all adjustments (which consist only of normal and recurring adjustments) considered necessary for a fair presentation in conformity with U.S. GAAP. These Unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the Woodland Holdings consolidated financial statements as of and for the year ended December 31, 2016, as filed with the SEC on Form 10-K.

Organization

The Company was incorporated in the State of Delaware, on January 21, 2009.

The Company is a holding company which recently disposed of its three telecommunications services subsidiaries. The Company’s subsidiaries, as explained in more detail below, seek to take advantage of opportunities created from the increased accessibility of content across mobile, television and internet platforms.

Spinoff

The Company was originally a wholly owned subsidiary of CornerWorld Corporation (“CWC”), a Nevada corporation publicly traded on the OTCQB exchange.  On August 13, 2015, CWC’s Board of Directors formally approved a plan whereby Woodland and its wholly owned subsidiaries were to be spun off in their entirety.  On October 14, 2015, the US Securities and Exchange Commission (the “SEC”) formally informed Woodland that its registration statement had become effective, clearing the way for the spin-off.  Finally, on December 31, 2015, CWC’s Board of Directors spun-off Woodland to CWC’s shareholders of record as of December 31, 2015 (the “Record Date”).  On January 1, 2016, CWC shareholders, as of the Record Date, received shares in Woodland equal to their pro-rata ownership percentage of CWC. For every share owned by CWC’s shareholders as of the Record Date, those same shareholders were issued 1 share of Woodland’s common stock. Woodland is in the process of taking the necessary actions whereby Woodland’s shares will be free-trading on the OTCQB exchange.

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

Woodland Holdings Corporation

Notes to the Unaudited Interim Condensed Consolidated Financial Statements – (Continued)

On March 31, 2017, the Company sold 100% of the outstanding membership interests of the Company’s wholly-owned subsidiaries, PSM, T2 and TinyDial (collectively the “Subsidiaries”) to Enversa Companies, LLC (“Enversa”), a subsidiary of CWC, for cash consideration of $1.00.  At the time of the sale, the Subsidiaries had ceased all operations and had no active customers or employees.  Accordingly, the results of the Subsidiaries have been reported as discontinued operations in this quarterly report on Form 10-Q.

Change of Control

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

Mr. Blumberg has served the Company as a non-compensated director since his appointment in 2008.  Mr. McCrea has not drawn salary or medical benefits from CWC since July 15, 2015.  Prior to their respective resignations, Mr. Beck and Mr. Blumberg appointed Joshua M. Kimmel as the Chief Executive Officer, President and Director.

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

The carrying amount of accounts receivable is reduced by a valuation allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected based on historical collection trends. The allowance for doubtful accounts had been completely disposed, along with the associated accounts receivable as of March 31, 2017; the allowance was $25,351 as of December 31, 2016 and had been included as part of assets of discontinued operations as of that date.

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

Concentrations of Cash and Cash Equivalents

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Federal Deposit Insurance Corporation (FDIC) currently insures accounts at each institution for up to $250,000. At times, cash balances may exceed the FDIC insurance limit of $250,000. At March 31, 2017 and December 31, 2016, the Company had no concentrations that were in excess of that which is insured by the FDIC.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the three months ended March 31, 2017, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Reclassifications

Certain prior year accounts have been reclassified to conform to the current year’s presentation.

3. Discontinued Operations

As previously noted, we completed the sale of the Subsidiaries on March 31, 2017 for $1.00; we recognized no gain on the sale. The Subsidiaries’ operations have been reclassified as discontinued operations for its operations for the three months ended March 31, 2017 and 2016. The following is a summary of the operating results of the Subsidiaries’ discontinued operations.

	For the Three Months Ended March 31,
	2017	2016

Sales, net	$1,302	$21,334

Income (loss) from discontinued operations before income taxes	(5,198)	(20,079)
Income taxes	—	—
Net income from discontinued operations	$(5,198)	$(20,079)

The following table represents the Subsidiaries’ discontinued assets and liabilities as of:

	March 31, 2017	December 31, 2016

Assets, net	$—	8,769

Liabilities, net	$—	33,932

Woodland Holdings Corporation

Notes to the Unaudited Interim Condensed Consolidated Financial Statements – (Continued)

4. Commitments and Contingencies

Litigation

The Company is occasionally involved in other litigation matters relating to claims arising from the ordinary course of business. The Company’s management believes that there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material adverse effect on our business, results of operations and financial condition.

5. Related Party Transactions

The Company previously operated at no cost from office space that CWC leased from 13101 Preston Road, LP. Trusts managed by the control party of the Company’s previously largest shareholder along with trusts controlled by the family of the Company’s former CEO own the building from which the Company operated. The lease expired on January 31, 2016 and CWC paid $0 and $2,500 in rent during the three-month periods ended March 31, 2017 and 2016, respectively.

6. Subsequent Events

Reverse Merger with 4M Industrial Oxidation, LLC

As previously disclosed on a Form 8-K filed with the SEC on April 10, 2017, on April 6, 2017, the Company entered into an Agreement and Plan of Merger, dated April 6, 2017 (the “Merger Agreement”), with 4MIO Merger Sub, LLC, a Tennessee limited liability company and wholly-owned subsidiary of the Company (the “Merger Sub”), and 4MIO, for the purposes of consummating a reverse merger (the “Merger”).

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

The Company filed a Preliminary Information Statement with the Securities and Exchange Commission on April 12, 2017 (“SEC”) pursuant to Rule 14c-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  On April 24, 2017, the Company filed a Definitive Information Statement with the SEC and filed the Amendment with the Secretary of State of Delaware.  The Amendment became effective on May 15, 2017

There were no events that took place subsequent to March 31, 2017 up through the date of the filing of these financial statements that had a material impact on these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Woodland is a holding company that previously owned telecommunication services subsidiaries providing services for the increased accessibility of content across mobile and Internet platforms.   It disposed of all its subsidiaries on March 31, 2017.

Three Months ended March 31, 2017 Highlights:

•

On March 31, 2017, the Company sold 100% of the outstanding membership interests of the Company’s wholly-owned subsidiaries, PSM, T2 and TinyDial (collectively the “Subsidiaries”) to Enversa Companies, LLC (“Enversa”), a subsidiary of CWC, for cash consideration of $1.00.

•

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

•

In conjunction with the Transaction and the disposition of the Subsidiaries, the Company accepted the resignation of Scott N. Beck as the Company’s Chairman of the Board and Chief Executive Officer, Marc Blumberg as a Director and V. Chase McCrea III as the Company’s Chief Financial Officer, effective immediately.

•

As part of his resignation, Mr. Beck relinquished his security interest in the Company’s assets, pursuant to that certain Promissory Note dated as of March 30, 2011 between CWC and Mr. Beck (the “Note”).  Mr. Beck also released the Company from responsibility for any accrued but unpaid interest and late fees accrued on the Note leaving the Company completely free from debt or any other encumbrances.

•	Prior to their respective resignations, Mr. Beck and Mr. Blumberg appointed Joshua M. Kimmel as the Chief Executive Officer, President and Director.

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the three-month period ended March 31, 2017, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Results of Operations

Comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016

Revenues, Cost of Sales and Gross Profit:

We had no Revenues, cost of Sales or Gross Profit in the periods ending March 31, 2017 and 2016 due to the fact that the results of our Subsidiaries have been reclassified as discontinued operations.

Selling, General and Administrative Expenses:

We had Selling, General and Administrative Expenses (“SG&A”) totaling $164 for the three-month period ended March 31, 2017 as compared no SG&A expenses for the corresponding period during the prior year. This is due to the fact that the results of our Subsidiaries have been reclassified as discontinued operations.

Depreciation Expense:

We had no Depreciation Expense in the periods ending March 31, 2017 and 2016 due to the fact that the results of our Subsidiaries have been reclassified as discontinued operations.  Additionally, our Subsidiaries also had no fixed assets as of the end of either reporting period.

Loss from Discontinued Operations Before Taxes and Net Loss:

Loss from Discontinued Operations totaled $5,198 for the three-month period ended March 31, 2017 as compared to $20,079 for the corresponding period in the prior year. As previously noted, the improvement of $14,881 is primarily due to the fact that in the prior year we incurred significant management fees to CWC, our previous parent, that did not recur in the current year.  Accordingly, Net Loss totaled $5,362 for the three-month period ended March 31, 2017 as compared to $20,079 in the corresponding period of the prior year.

Liquidity and Capital Resources

As of March 31, 2017, we had divested all assets and our Subsidiaries in anticipation of the Transaction.  We anticipate filing an amended Current Report on Form 8-K to reflect the impact of the Agreement and Plan of Merger, dated April 6, 2017 with 4MIO Merger Sub, LLC, a Tennessee limited liability company and wholly-owned subsidiary of the Company (the “Merger Sub”), and 4MIO, for the purposes of consummating a reverse merger (the “Merger”).  The financial statements of the Merger Sub will be included in the 8-K to reflect the pro-forma impact of the Merger.

As of March 31, 2017, the Company is debt free and has no financial commitments.

We had no financing activities for the three-month period ended March 31, 2017 and our lone investing activity was comprised of the divestiture of our Subsidiaries.

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

The Company’s management, with the participation of its principal executive officer and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2017. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of that date, the Company’s disclosure controls and procedures, were not effective at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

In connection with the sale by the then stockholders of the Company of an aggregate of 3,664,641 shares of Common Stock of the Company, representing approximately 78.7% of the then issued and outstanding shares of Common Stock of the Company, and substantially all of the shares of Common Stock of the Company held by the such selling stockholders to 4M Industrial Oxidation, LLC, a Tennessee limited liability company, on  March 31, 2017, Scott N. Beck (the then Company’s Chief Executive Officer and Chairman) and  V. Chase McCrea III (the then Company’s Chief Financial Officer), resigned from the Company and appointed Joshua M. Kimmel as the Company’s Chief Executive Officer and President.  Other than the foregoing, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to the quarter ended March 31, 2017, on April 4, 2017, the Board of Directors appointed Rodney G. Grubb, Dr. Truman A. Bonds and Douglas A. Mentzer as members of the Board for a period of one year, until the next annual stockholders’ meeting and their respective successors are elected and qualified or upon their earlier resignation or removal.  Also on April 4, 2017, the Board appointed Erwin W. Vahlsing, Jr. as the Company’s Chief Financial Officer and Treasurer (Principal Financing and Accounting Officer), Rodney G. Grubb as the Company’s Chief Operating Officer and Dr. Truman A. Bonds as the Company’s Chief Technology Officer, each to serve at the pleasure of the Board until their successors are appointed or upon their earlier resignation or removal.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other information

Subsequent Events

On April 4, 2017, the Board of Directors of the Company established the size of the Board to consist of four members and appointed the following persons to fill such newly-created vacancies for a period of one year, until the next annual stockholders’ meeting and their respective successors are elected and qualified or upon their earlier resignation or removal:

Name:	Board Position:
Rodney G. Grubb	Chairman of the Board
Dr. Truman A. Bonds	Director
Douglas D. Mentzer	Director

On April 4, 2017, the Board appointed the following persons as executive officers of the Company, to serve at the pleasure of the Board until their successors are appointed or upon their earlier resignation or removal:

Name:	Office:
Erwin W. Vahlsing Jr.	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Rodney G. Grubb	Chief Operating Officer
Dr. Truman A. Bonds	Chief Technology Officer

Reverse Merger with 4M Industrial Oxidation, LLC

As previously disclosed on a Form 8-K filed with the SEC on April 10, 2017, on April 6, 2017, the Company entered into an Agreement and Plan of Merger, dated April 6, 2017 (the “Merger Agreement”), with 4MIO Merger Sub, LLC, a Tennessee limited liability company and wholly-owned subsidiary of the Company (the “Merger Sub”), and 4MIO, for the purposes of consummating a reverse merger (the “Merger”).

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

The Company filed a Preliminary Information Statement with the Securities and Exchange Commission on April 12, 2017 (“SEC”) pursuant to Rule 14c-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  On April 24, 2017, the Company filed a Definitive Information Statement with the SEC and filed the Amendment with the Secretary of State of Delaware.  The Amendment became effective on May 15, 2017

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Numbers	Description

3.1*	Certificate of Amendment to the Certificate of Incorporation of Woodland Holdings Corp. filed with the Secretary of State of Delaware on April 24, 2017
31.1*	Rule 13a-14(a) Certification by our chief executive officer
31.2*	Rule 13a-14(a) Certification by our chief financial officer
32.1*	Section 1350 Certification by our chief executive officer
32.2*	Section 1350 Certification by our chief financial officer
101.1 INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**

Furnished herewith. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODLAND HOLDINGS CORPORATION
Registrant

Date: May 15, 2017	/s/ Erwin W. Vahlsing, Jr.
Erwin W. Vahlsing, Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit 31.1

CERTIFICATION

I, Joshua M. Kimmel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Woodland Holdings Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) I Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ Joshua M. Kimmel
Joshua M. Kimmel
Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2017

Exhibit 31.2

CERTIFICATION

I, Erwin W. Vahlsing, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Woodland Holdings Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) I Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ Erwin W. Vahlsing, Jr.
Erwin W. Vahlsing, Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 15, 2017

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Joshua M. Kimmel, the President and Chief Executive Officer of Woodland Holdings Corporation, a Delaware corporation (the “Company”), hereby certify, that, to my knowledge:

1. The Quarterly Report on Form 10-Q for the period ended March 31, 2017 (the “Report”) of the Company fully complies with the requirements of Section 13(a)/15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joshua M. Kimmel
Joshua M. Kimmel
Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2017

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Erwin W. Vahlsing, Jr., the Chief Financing Officer of Woodland Holdings Corporation, a Delaware corporation (the “Company”), hereby certify, that, to my knowledge:

1. The Quarterly Report on Form 10-Q for the period ended March 31, 2017 (the “Report”) of the Company fully complies with the requirements of Section 13(a)/15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Erwin W. Vahlsing, Jr.
Erwin W. Vahlsing, Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 15, 2017