Form 10-Q/A
period 2016-06-30
Woodland Holdings Corp
filed 2017-06-26
CIK 1635965

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 of Woodland Holdings Corporation (the "Company", "we" or "us"), filed with the U.S. Securities and Exchange Commission (the "SEC") on March 31, 2017, which was inadvertently submitted with several exhibit attachments missing, specifically the Interactive Data files (XBRL files).

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

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Numbers	Description

31.1*	Rule 13a-14(a) Certification by our chief executive officer
31.2*	Rule 13a-14(a) Certification by our chief financial officer
32.1*	Section 1350 Certification by our chief executive officer
32.2*	Section 1350 Certification by our chief financial officer
101.1 INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed with Woodland Holdings Corporation Form 10-Q for the quarter ended June 30, 2016 filed with the Commission on March 31, 2017.
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