Form 10-Q/A
period 2016-09-30
Woodland Holdings Corp
filed 2017-06-26
CIK 1635965

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 of Woodland Holdings Corporation (the "Company", "we" or "us"), filed with the U.S. Securities and Exchange Commission (the "SEC") on March 31, 2017, which was inadvertently submitted with several exhibit attachments missing, specifically the Interactive Data files (XBRL files).

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