Form 10-Q
period 2017-06-30
Woodland Holdings Corp
filed 2017-12-20
CIK 1635965

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ________

Commission File Number: 000-55401

Woodland Holdings Corp.
(Exact name of registrant as specified in its charter)

Delaware	80-0379897
(State or other jurisdiction of incorporation organization)	(I.R.S. Employer Identification No.)

835 Innovation Drive, Suite 200, Knoxville, TN 37932
(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code:  865-444-6789

_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 70,662,339 as August 14, 2017.

WOODLAND HOLDINGS CORP.

INDEX
			Page
PART I.	FINANCIAL INFORMATION
	ITEM 1	Financial Statements
		Condensed unaudited consolidated balance sheets as of June 30, 2017, and December 31, 2016	3
		Condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 (unaudited)	4
		Condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016 (unaudited)	5
		Notes to condensed consolidated financial statements (unaudited)	7-12
	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-18
	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	18
	ITEM 4.	Controls and Procedures	18-19
PART II.	OTHER INFORMATION
	ITEM 1.	Legal Proceedings	19
	ITEM 1A.	Risk Factors	19
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
	ITEM 3.	Defaults Upon Senior Securities	18
	ITEM 4.	Mine Safety Disclosures	18
	ITEM 5.	Other Information	18
	ITEM 6.	Exhibits	18
	SIGNATURES		19

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Forward Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

·

the uncertainty that we will not be able to successfully execute our business plan;

·

risks related to the large number of established and well-financed entities that are actively seeking suitable business opportunities;

·

risks related to the failure to successfully manage or achieve growth of a new business opportunity; and

·

other risks and uncertainties related to our business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited condensed consolidated financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2017, are not necessarily indicative of the results that can be expected for the full year.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, “our company” and “Woodland” mean Woodland Holdings, Inc., unless otherwise stated.

Woodland Holdings Corp. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$ 112,064	$ 50,993
Accounts receivable (net of reserve for bad debts of $0 and $0, respectively)	8,576	-
Assets of discontinued operations	-	8,769
Prepaid license fees	150,000	150,000
Total current assets	270,640	209,762
Fixed assets:
Computer hardware	2,332	2,332
Equipment	696,025	599,538
Website and presentation templates	12,825	12,825
Leasehold improvements	96,605	96,605
Total fixed assets	807,787	711,300
Accumulated depreciation and amortization	(81,049)	(57,389)
Fixed and intangible assets, net	726,738	653,911
Total other assets	-	-

Total assets	$ 997,378	$ 863,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 23,898	$ 155,049
Accrued interest	36,496	17,503
Liabilities of discontinued operations	-	33,932
Deferred sales	11,368	-
Loans from related party	200,583	583
Notes payable	428,000	428,000
Total current liabilities	700,345	635,067

Total liabilities	700,345	635,067

Stockholders’ equity
Preferred stock, par $0.0001; Authorized 25,000 shares, none issued and outstanding	-	-
Common stock, par $0.0001; Authorized 250,000,000 shares, Issued and outstanding 70,662,339 and 4,655,338 shares, respectively	7,066	466
Additional paid-in capital	1,357,896	699,535
Subscriptions receivable	(104,400)	-
Treasury Stock, at cost, 3,664,641 and -0- shares, respectively	(100,000)	-
Accumulated deficit	(863,529)	(471,395)
Total stockholders' equity	297,033	228,606

Total liabilities and stockholders' equity	$ 997,378	$ 863,673

F-1
The accompanying notes are an integral part of these consolidated financial statements

Woodland Holdings Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Income
Total Income	$ 106,186	$ -	$ 154,206	$ -

Cost of Sales
Cost of services	161,780	172,515	349,145	299,947
Depreciation	7,000	-	14,001	-
Cost of sales	168,780	172,515	363,146	299,947

Gross (loss)	(62,594)	(172,515)	(208,940)	(299,947)

Operating expenses:
General and administrative	79,022	38,303	149,345	69,710
Depreciation and amortization	4,829	-	9,658	-
Total operating expenses	83,851	38,303	159,003	69,710

Loss from operations	(146,445)	(210,818)	(367,943)	(369,657)

Other Expenses:
Interest expense	9,549	3,918	18,993	4,298
Loss from discontinued operations	-	-	5,198	-
Total other expenses	9,549	3,918	24,191	4,298

Net Loss	$ (155,994)	$ (214,736)	$ (392,134)	$ (373,955)

Per share data
Net Loss per share - basic and diluted	$ (0.00)	$ (0.05)	$ (0.01)	$ (0.08)

Weighted average number of
shares outstanding- basic and diluted	67,467,463	4,655,338	36,234,915	4,655,338

F-2
The accompanying notes are an integral part of these consolidated financial statements

Woodland Holdings Corp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the six month period ended
	June 30, 2017	June 30, 2016

Cash flows from operating activities:
Net loss	$ (392,134)	$ (373,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,659	-
Changes in operating asset and liability account balances:
Accounts receivable	(8,576)	-
Deferred revenue	11,368	-
Prepaid expenses	-	(12,825)
Accrued interest	18,993	4,298
Accounts payable and accrued expenses	(125,952)	71,336
Total adjustments	(80,508)	62,809

Net cash used in operating activities	(472,642)	(311,146)

Cash flows from investing activities
Acquisition of treasury stock	(100,000)	-
Computers and equipment	(96,487)	-
Leasehold improvements	-	(46,022)
Net cash used in investing activities	(196,487)	(46,022)

Cash flows from financing activities:
Proceeds from related party loan	200,000	-
Proceeds from member contributions	190,000	175,000
Proceeds from notes payable	-	200,000
Payments of sale of common stock	340,200
Net cash provided by financing activities	730,200	375,000

Net increase (decrease) in cash	61,071	17,832

Cash at beginning of period	50,993	31,110

Cash at end of period	$ 112,064	$ 48,942

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

F-3
The accompanying notes are an integral part of these consolidated financial statements

Woodland Holding Corp. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

 For the six months ended June 30, 2017 and 2016

1.

Basis of Presentation

Interim Unaudited Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Woodland Holdings Corporation (the “Company,” “Woodland,” “we,” “our” or “us”) as of June 30, 2017 and for the three-month and six-month periods ended June 30, 2017 and 2016 contained in this Quarterly Report (collectively, the “Unaudited Interim Condensed Consolidated Financial Statements”) were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for all periods presented. The results of operations for the three-month and six-month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

2.

Organization and Nature of Operations

Organization

The Company was incorporated in the State of Delaware, on January 21, 2009 as a wholly owned subsidiary of CornerWorld Corporation (“CWC”), a Nevada corporation publicly traded on the OTCQB exchange.

The Company was setup as a holding company for three telecommunications services subsidiaries.  It recently disposed of these operations when it simultaneously entered into a Stock Purchase Agreement, dated March 31, 2017 (the “Agreement”), with 4M Industrial Oxidation, LLC, a Tennessee limited liability company (“4MIO”), pursuant to which 4MIO purchased from the Selling Stockholders an aggregate of 3,664,641 shares of common stock, par value $0.01 per share (the “Common Stock”), of the Company, representing approximately 78.7% of the issued and outstanding shares of Common Stock of the Company.  The foregoing sale of Common Stock by the Selling Shareholders resulted in a change in control of the Company.

Subsequently, on April 6, 2017, Woodland acquired one hundred percent (100%) of the outstanding membership interests of 4MIO which became a wholly owned subsidiary.   The acquisition had an effective date of April 1, 2017.

The Company while fully reporting to the Securities Exchange Commission (SEC), is in the process of submitting to the Financial Industry Regulatory Agency (“FINRA”) the required documentation to obtain a “ticker” symbol and begin trading on the Over the Counter QB (“OTCQB”) market.

Operations

4M Industrial Oxidation, LLC, a Knoxville, Tennessee based carbon-fiber technology company holds the exclusive rights to commercialize an atmospheric plasma oxidation process that was co-developed by the Oak Ridge National Laboratory and RMX Technologies, LLC.  The technology, which is patent and trade secret protected until 2032, has the potential to reduce the cost of carbon fiber.  The Company believes its product will be superior in a number of aspects to fiber produced using current processes.

The Company has partnered with C.A. Litzler & Co., Inc., a global leader in manufacturing carbon fiber production systems, to produce a 175 ton per year plasma oxidation oven.  4M and Litzler will jointly design and manufacture plasma oxidation ovens, with Litzler marketing and selling the integrated systems.  4M will manufacture the plasma subsystems for integration into jointly designed ovens.  4M is currently negotiating with carbon fiber manufacturers regarding oven sales and associated technology royalties.  4M expects to generate revenue during the commercialization stage by demonstrating the technology to new and existing carbon fiber makers.  Revenues from plasma oxidation oven sales and technology royalties are expected to increase in the coming years.

Change of Control

In conjunction with the above referenced Transactions and the disposition of the Subsidiaries, the Company accepted the resignation of Scott N. Beck as the Company’s Chairman of the Board and Chief Executive Officer, Marc Blumberg as a Director and V. Chase McCrea III as the Company’s Chief Financial Officer, effective upon closing.

Effective with the above resignations, the outgoing board appointed Joshua Kimmel as director and Chief Executive Officer.  Subsequently, on closing the acquisition of 4M, Rodney Grubb was appointed as President, Chief Operating Officer and a director, Truman Bonds was appointed as Chief Technology Officer and a director, Erwin Vahlsing, Jr. was appointed as Chief Financial Officer, and Douglas Mentzer was appointed a director.

As part of his resignation, Mr. Beck relinquished his security interest in the Company’s assets, pursuant to that certain Promissory Note dated as of March 30, 2011, between CWC and Mr. Beck (the “Note”).  Mr. Beck also released the Company from responsibility for any accrued but unpaid interest and late fees accrued on the Note.

3.

Going Concern

These accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2017, the Company had an accumulated deficit of $863,529 and negative working capital of $429,705.  The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These accompanying unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with US GAAP and are expressed in U.S. dollars. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year end is December 31.

5.

Summary of Significant Accounting Policies

a)   Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

b)  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary 4M Industrial Oxidation, LLC.  All significant inter-company transactions are eliminated.

c)   Cash and Cash Equivalents

For purposes of the statement of cash flows, cash includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents.

d)   Accounts receivable and concentration of credit risk

The Company currently provides specialized testing services to various carbon fiber manufacturers and companies utilizing carbon fiber to evaluate the efficacy of the technology on their particular products and product lines.  The Company typically requires an upfront fee prior to setup and operation of the test runs.  At times, some accounts utilize more than the anticipated resources and additional services are invoiced after the fact.  This has minimized the risk of default in the collection of accounts receivable.  In addition, our concentration risk, which is evaluated on a quarterly basis is currently, virtually eliminated.

e)   Allowance for doubtful accounts

The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts and the aging of the accounts receivable.  The Company regularly reviews the adequacy of the Company’s allowance for doubtful accounts through identification of specific receivables where it is expected that payments will not be received.  The Company also establishes an unallocated reserve that is applied to all amounts that are not specifically identified.  In determining specific receivables where collections may not have been received, the Company reviews past due receivables and gives consideration to prior collection history and changes in the customer’s overall business condition.  The allowance for doubtful accounts reflects the Company’s best estimate as of the reporting dates.

At June 30, 2017 and December 31, 2016, the Company had an allowance for bad debts in the amount of $0 and $0, respectively.

f)   Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were no such securities, as of June 30, 2017 and 2016.

g)   Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2017, with the exception of its notes payable. The carrying amounts of these liabilities at June 30, 2017 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of June 30, 2017 and therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option, or ASC 825-10-25, was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments

h)   Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740 “Accounting for Income Taxes” as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in this financial statement because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

i) Revenue Recognition

The Company recognizes revenue in accordance with ASC-605, “Revenue Recognition,” which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or title has passed; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.

Revenues are recognized (a) for larger construction type projects based on the percentage of completion method; or (b) for direct sales of products, upon shipment, provided that a signed purchase order has been received, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, and there are no remaining significant obligations. Reserves for sales returns and allowances, based on historical levels of returns and discounts, current economic trends and changes in customer demand.

Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

j) Reclassification

Certain reclassifications have been made to conform the prior period data to the current presentation. These reclassifications had no effect on reported net loss.

6.

Notes Payable

Notes Payable to Related Parties:

The Company owed $200,583 and $583 at June 30, 2017 and December 31, 2016 respectively to a stockholder.

During the six months ended June 30, 2017 and 2016, the Company made no repayments of notes or accrued interest.

Notes Payable, others:

On April 26, 2016, the Company entered into an eighteen-month promissory note agreement for $100,000 with a non- affiliated investor. Pursuant to the agreement, the loan bears interest at 8% per annum.

On August 18, 2016, the Company entered into a one-year promissory note agreement for $50,000 with a non- affiliated investor. Pursuant to the agreement, the loan bears interest at 8% per annum

On the following dates, the Company entered into individual eighteen-month promissory note agreements for a total of $278,000 with a company of which our COO is a part (see footnote 7 below).  Pursuant to the agreement, the loans bear interest at 10% per annum.

Amount
03/04/16	$ 50,000
03/11/16	50,000
09/30/16	58,000
10/05/16	60,000
10/20/16	60,000
Total	$ 278,000

The maturity amounts of the notes are as follows: 2017 - $250,000; 2018 - $178,000.

At June 30, 2017 and December 31, 2016, the Company has accrued interest of $36,496 and $17,503, respectively.

7.

Related Party Transactions

Prior to the merger of 4M Industrial Oxidation, LLC into Woodland Holdings Corp. on April 6, 2016, 4MIO, 95% of its equity was owned by Remaxco Technologies, Inc. (“RMX”).  Subsequent to the acquisition by the Company, RMX holds a block of Preferred Series A shares that provide 80% voting control as required by the licensing agreements between 4M, RMX, and Oak Ridge National Laboratories (“ORNL”).  RMX continues to work on developmental projects with ORNL, and 4MIO.  As a result, there are certain transactions between the companies which are disclosed below as well as other places in these footnotes.

In January 2016, the Company reclassified a Note Receivable of $150,000 due from RMX to Prepaid Licensing Fees.  This reclassification reflects a portion of the expected royalties that be paid to RMX and ORNL once the Plasma Oxidation ovens equipped with the technology begin to ship.

As of December 31, 2016, $107,069 of the Company’s accounts payable are owed to two related parties.

8.      Stockholders’ Equity

Where applicable, all common share numbers have been restated to retroactively reflect, the acquisition of 4M by Woodland on April 6, 2017.

a)

Authorized

Authorized capital stock consists of:

· 250,000,000 common shares with a par value of $0.0001 per share; and

· 25,000 preferred shares with a par value of $0.0001 per share;

Changes in authorized shares

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

b)

Share Issuances

In January 2016, the Company issued 4,655,338 shares to the shareholders of CornerWorld Corporation in connection with CornerWorld’s spin out of the Woodland operating subsidiary.  Simultaneously, CornerWorld surrendered its 100 share (100%) equity back to the Company resulting in the issued and outstanding shares of the Company being 4,655,338 common shares.

On April 5, 2017, the Company issued 5,220,000 common shares at an average price of $0.01 per share (par value at the time of issuance) to an officer who is also an accredited investor.

On April 5, 2017, the Company issued 5,220,000 common shares at an average price of $0.01 per share (par value at the time of issuance) to a consultant who is also an accredited investor.

On April 6, 2017, the Company issued 55,000,000 common shares in connection with the acquisition of 4M Industrial Oxidation, LLC., (4M).  The shares were issued in exchange for 100% of the membership interest in 4M.

On April 22, 2017, the Company issued 83,333 common shares at a price of $0.60 per share to an accredited investor in exchange for a cash investment of $50,000.

On April 25, 2017, the Company issued 83,333 common shares at a price of $0.60 per share to an accredited investor in exchange for a cash investment of $50,000.

On April 26, 2017, the Company issued 200,000 common shares at a price of $0.60 per share to an accredited investor in exchange for a cash investment of $120,000.

On May 8, 2017, the Company issued 42,000 common shares at a price of $0.60 per share to an accredited investor in exchange for a cash investment of $25,200.

On May 18, 2017, the Company issued 33,334 common shares at a price of $0.60 per share to an accredited investor in exchange for a cash investment of $20,000.

On May 19, 2017, the Company issued 83,334 common shares at a price of $0.60 per share to an accredited investor in exchange for a cash investment of $50,000.

On June 13, 2017, the Company issued 41,667 common shares at a price of $0.60 per share to an accredited investor in exchange for a cash investment of $25,000.

As of June 30, 2017, and December 31, 2016, there were 70,662,339 and 4,655,338 shares of common stock issued and outstanding, respectively.

9.

Commitments and Contingencies

Litigation

The Company may, from time to time, become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company is currently not aware of any such legal proceedings that it believes will have, individually or in the aggregate, a material adverse effect on its

10.

Acquisition of 4M Industrial Oxidation, LLC.

On April 6, 2017, the Company entered into an Agreement and Plan of Merger, dated April 6, 2017 (the “Merger Agreement”) with an effective date of April 1, 2017, with 4MIO Merger Sub, LLC, a Tennessee limited liability company and wholly-owned subsidiary of the Company (the “Merger Sub”), and 4MIO, for the purposes of consummating a reverse merger (the “Merger”).

Pursuant to the Merger Agreement, Merger Sub merged with and into 4MIO, with 4MIO being the surviving company and resulting in 4MIO becoming a wholly-owned subsidiary of the Company. The Merger was intended to constitute a tax-free reorganization within the meaning of Section 368 of the United States Internal Revenue Code of 1986, as amended.

In the Merger, the members of 4MIO exchanged their membership interests of 4MIO, representing 100% of the outstanding membership interests of 4MIO, for an aggregate of 55 million (55,000,000) shares of common stock, par value $0.01 (the “Common Stock”), of the Company which represented approximately 78.46% of the shares of Common Stock of the Company based on an aggregate of 70,096,470 shares of Common outstanding upon consummation of the Merger.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS:
Current assets	$ 319,983
Property & equipment	603,949
Furniture & fixtures	11,854
Leasehold improvements	73,127
Total	1,008,913

LIABILITIES:
Current liabilities	$ 388,086
Net purchase price	$ 620,827

11.         Subsequent Events

We have evaluated subsequent events through the date of issuance of the unaudited condensed consolidated financial statements, from July 1, 2017 to the date of this report the only significant events are:

Stock Issuances:

On August 18, 2017, The Company issued 34,000 common shares at a price of $0.60 per share to an accredited investor in exchange for a cash investment of $15,300.

On September 11, 2017, the Company issued 33,334 common shares at a price of $0.60 per share to an accredited investor in exchange for a cash investment of $20,000.

On September 18, 2017, the Company issued 20,000 common shares at a price of $0.60 per share to an accredited investor in exchange for a cash investment of $12,000.

On September 20, 2017, the Company issued 16,667 common shares at a price of $0.60 per share to an accredited investor in exchange for a cash investment of $10,000.

On September 27, 2017, the Company issued 45,000 common shares at a price of $0.60 per share to an accredited investor in exchange for a cash investment of $27,000.

On September 28, 2017, the Company issued 16,667 common shares at a price of $0.60 per share to an accredited investor in exchange for a cash investment of $10,000.

On September 29, 2017, the Company issued 250,000 common shares at a price of $0.60 per share to an accredited investor in exchange for a cash investment of $150,000.

On October 2, 2017, the Company issued 166,667 common shares at a price of $0.60 per share to an accredited investor in exchange for a cash investment of $100,000.

On October 2, 2017, the Company issued 83,333 common shares at a price of $0.60 per share to an accredited investor in exchange for a cash investment of $50,000.

On October 5, 2017, the Company issued 33,334 common shares at a price of $0.60 per share to an accredited investor in exchange for a cash investment of $20,000.

On October 16, 2017, the Company issued 66,000 common shares at a price of $0.60 per share to an accredited investor in exchange for a cash investment of $40,000.

On October 17, 2017, the Company issued 50,000 common shares at a price of $0.60 per share to an accredited investor in exchange for a cash investment of $30,000.

On October 24, 2017, the Company issued 50,000 common shares at a price of $0.60 per share to an accredited investor in exchange for a cash investment of $30,000.

On October 25, 2017, the Company issued 41,667 common shares at a price of $0.60 per share to an accredited investor in exchange for a cash investment of $25,000.

On October 26, 2017, the Company issued 40,000 common shares at a price of $0.60 per share to an accredited investor in exchange for a cash investment of $30,000.

On October 26, 2017, the Company issued 41,667 common shares at a price of $0.60 per share to an accredited investor in exchange for a cash investment of $25,000.

On October 27, 2017, the Company issued 150,000 common shares at a price of $0.60 per share to an accredited investor in exchange for a cash investment of $90,000.

On October 27, 2017, the Company issued 166,667 common shares at a price of $0.60 per share to an accredited investor in exchange for a cash investment of $100,000.

On October 31, 2017, the Company issued 333,334 common shares at a price of $0.60 per share to an accredited investor in exchange for a cash investment of $200,000.

On November 8, 2017, the Company issued 25,000 common shares at a price of $0.60 per share to an accredited investor in exchange for a cash investment of $15,000.

On November 9, 2017, the Company issued 20,000 common shares at a price of $0.60 per share to an accredited investor in exchange for a cash investment of $12,000.

On November 9, 2017, the Company issued 33,334 common shares at a price of $0.60 per share to an accredited investor in exchange for a cash investment of $20,000.

On November 13, 2017, the Company issued 42,000 common shares at a price of $0.60 per share to an accredited investor in exchange for a cash investment of $25,200.

On November 14, 2017, the Company issued 50,000 common shares at a price of $0.60 per share to an accredited investor in exchange for a cash investment of $30,000.

On November 22, 2017, the Company issued 166,667 common shares at a price of $0.60 per share to an accredited investor in exchange for a cash investment of $100,000.

On November 24, 2017, the Company issued 166,700 common shares at a price of $0.60 per share to an accredited investor in exchange for a cash investment of $100,020.

On November 25, 2017, the Company issued 50,000 common shares at a price of $0.60 per share to an accredited investor in exchange for a cash investment of $30,000.

On November 27, 2017, the Company issued 41,667 common shares at a price of $0.60 per share to an accredited investor in exchange for a cash investment of $25,000.

Issuances of Convertible Debt

On September 7, 2017, the Company issued a convertible note to an accredited investor in exchange for a cash investment of $20,000.    The note carries interest at a rate of 8% per annum and is convertible at 80% of market price of the common shares on the day prior to conversion with a minimum conversion price of $2.00 per share.

On September 13, 2017, the Company issued a convertible note to an accredited investor in exchange for a cash investment of $20,000.    The note carries interest at a rate of 8% per annum and is convertible at 80% of market price of the common shares on the day prior to conversion with a minimum conversion price of $2.00 per share.

On September 19, 2017, the Company issued a convertible note to an accredited investor in exchange for a cash investment of $25,000.    The note carries interest at a rate of 8% per annum and is convertible at 80% of market price of the common shares on the day prior to conversion with a minimum conversion price of $2.00 per share.

On September 19, 2017, the Company issued a convertible note to an accredited investor in exchange for a cash investment of $40,000.    The note carries interest at a rate of 8% per annum and is convertible at 80% of market price of the common shares on the day prior to conversion with a minimum conversion price of $2.00 per share.

On September 22, 2017, the Company issued a convertible note to an accredited investor in exchange for a cash investment of $10,000.    The note carries interest at a rate of 8% per annum and is convertible at 80% of market price of the common shares on the day prior to conversion with a minimum conversion price of $2.00 per share.

On September 27, 2017, the Company issued a convertible note to an accredited investor in exchange for a cash investment of $5,000.    The note carries interest at a rate of 8% per annum and is convertible at 80% of market price of the common shares on the day prior to conversion with a minimum conversion price of $2.00 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Overview

Woodland Holdings, Inc. (the "Company", “we”, “us” or “our”) was incorporated under the laws of the State of Delaware, on January 21, 2009 as a wholly owned subsidiary of CornerWorld Corporation (“CWC”), a Nevada corporation publicly traded on the OTCQB exchange.

The Company was setup as a holding company for three telecommunications services subsidiaries.  It recently disposed of these operations when it simultaneously entered into a Stock Purchase Agreement, dated March 31, 2017 (the “Agreement”), with 4M Industrial Oxidation, LLC, a Tennessee limited liability company (“4MIO”), pursuant to which 4MIO purchased from the Selling Stockholders an aggregate of 3,664,641 shares of common stock, par value on transaction date of $0.01 per share (the “Common Stock”), of the Company, representing approximately 78.7% of the issued and outstanding shares of Common Stock of the Company.  The foregoing sale of Common Stock by the Selling Shareholders resulted in a change in control of the Company.

Subsequently, on April 6, 2017, Woodland acquired one hundred percent (100%) of the outstanding membership interests of 4MIO which became a wholly owned subsidiary.   The acquisition had an effective date of April 1, 2017.

The Company while fully reporting to the Securities Exchange Commission (SEC), but is in the process of submitting to the Financial Industry Regulatory Agency (“FINRA”) the required documentation to obtain a “ticker” symbol and begin trading on the Over the Counter QB (“OTCQB”) market.

Operations

4M Industrial Oxidation, LLC, a Knoxville, Tennessee based carbon-fiber technology company holds the exclusive rights to commercialize an atmospheric plasma oxidation process that was co-developed by the Oak Ridge National Laboratory and RMX Technologies, LLC.  The technology which is patent and trade secret protected until 2032, has the potential to reduce the cost of carbon fiber. The Company believes its product will be superior in a number of aspects to fiber produced using current processes.

The Company has partnered with C.A. Litzler & Co., Inc., a global leader in manufacturing carbon fiber production systems, to produce a 175 ton per year plasma oxidation oven.  4M and Litzler will jointly design and manufacture plasma oxidation ovens, with Litzler marketing and selling the integrated systems.  4M will manufacture the plasma subsystems for integration into jointly designed ovens.  4M is currently negotiating with carbon fiber manufacturers regarding oven sales and associated technology royalties.  4M expects to generate revenue during the commercialization stage by demonstrating the technology to new and existing carbon fiber makers.  Revenue from plasma oxidation oven sales and technology royalties are projected to experience growth over the next few years.

The Market and Sales Partnerships

The carbon composite industry is a $2 billion market expected to triple by 2021 and grow 10% CAGR through 2024 according to Composites World Magazine (Aug 2016) with growing demand from the auto industry, pressure vessels, infrastructure, wind, aerospace and others that require strong and lightweight materials.  Projections from the JEC Conference in Arizona in November 2016 are that more than 100 new carbon fiber lines will be required if there is no significant reduction in carbon fiber cost and the need may drastically increase with a reduction in the cost of carbon fiber.  Research generated by Oak Ridge National Laboratories indicates that 4M’s plasma oxidation technology is projected to reduce costs by more than $2 per pound of fiber produced.  Each carbon fiber line produces more than 2.5 million pounds per year.  That means the technology is worth more than $5 million per year in cost savings per production line, for a technology that is both patent and trade secret protected until 2032.

“The process is so efficient that it can reduce the processing time from 80 to 120 minutes to 20 to 30 minutes and uses 75% less energy than conventional oxidation ovens.  In addition, plasma oxidation ovens are one-third the length of conventional ovens with the same throughput, which could enable smaller production facilities.  Because of these advantages, plasma oxidation has the potential of reducing the cost of manufacturing carbon fiber by 20%,” according to a recent article published by the US Department of Energy.

Oxidation is a critical step in the production of carbon fibers.  It plays a major role in defining the final carbon fiber properties, but it takes the most time, consumes the most energy, and is the greatest source of downtime.

4M’s Plasma Oxidation technology resolve these issues.  It significantly reduces the fiber handling issues and eliminates other operational issues.  Carbon fiber production will be much more profitable as a result of the drastic reduction in energy use and the time of oxidation. 4M's oxidation ovens are approximately one-third the size of conventional technology, thus require less fiber handling equipment, fewer personnel, and leads to a significant reduction in environmental processing for the same capacity.  This technology enables the production of up to three times as much product in the same operational footprint resolving a significant barrier to meeting market growth targets using traditional technology.

4M currently operates a 1-ton per year production capacity plasma oxidation oven and has demonstrated the technology to multiple carbon fiber production companies by processing their precursor materials.  The oven has logged more than a thousand operating hours, proving efficiency gains and fiber quality.  4M’s full scale commercialization plan is underway.

In March 2016, 4M and CA Litzler partnered to produce a 175 ton per year plasma oxidation oven.  Litzler is a global leader in manufacturing carbon fiber production systems.  4M and Litzler will jointly manufacture plasma oxidation ovens with Litzler marketing and selling the integrated systems.  4M will produce the plasma subsystems for integration into Litzler’s ovens.  4M is currently negotiating with carbon fiber manufacturers on oven sales which includes ongoing technology fees.  4M expects to generate revenue during the commercialization stage with earnings from plasma oxidation oven sales and technology royalties expected to increase in the coming years.

With a strong operational and fiscally focused management team, 4M is a lean organization that manages a team to design, manufacture, and operate the plasma oxidation OPF (Oxidized Pan Fiber) production system.  4M and Litzler have commenced the commercialization to begin producing full-scale plasma oxidation ovens.

Results of Operations for the three and six months ended June 30, 2017 and 2016.

Operating Revenues

In the three and six month periods ended June 30, 2017 we generated $106,186 and $154,206, respectively, in revenue, versus $0 and $0 for the three and six month periods ended June 30, 2016, from the sales of testing services to prove product capabilities.  The increase is due to the Company beginning its sales efforts with major potential customers, who have begun their required testing of the process and product prior to committing to purchases of full ovens, which require capital investments and appropriations.  We expect that over the coming months, our sales and marketing efforts will result in significantly increasing sales as additional proof of process tests are conducted and orders begin to be placed for new processing lines and ovens for testing already completed by various companies.

Cost of Goods Sold

In the three and six month periods ended June 30, 2017, we incurred $168,780 and $363,146, respectively, as cost of goods sold versus $172,515 and $299,947 for the respective periods ended June 30, 2016.  The increase is primarily due to the commencement of revenue producing activities by Woodland’s 4M in 2017 versus pre-production testing and evaluation in 2016.  We expect that over the coming months, our cost of goods sold will increase as a result of significantly increasing sales.

Gross profit (loss)

For the three and six months ended June 30, 2017, our gross loss was $62,594 (58.96% of revenue) and $208,940 (135.5% of revenue) compared to gross losses of $172,515 (0.0% of revenue) and $299,947 (0.0% of revenue) for the three and six month periods ended June 30, 2016.  The decrease in gross loss dollar amount and in gross loss percentage in 2017 from 2016, is a direct result of the commencement of sales activities generating revenue.  As revenue begins to increase, the gross loss is expected to rapidly become a gross profit.

Operating Expenses

Our operating expenses for the three and six month periods ended June 30, 2017 and 2016 are outlined in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
General and administrative	79,022	38,303	149,345	69,710
Depreciation and amortization	4,829	-	9,658	-
Total	$ 83,851	$ 38,303	$ 159,004	$ 69,710

Operating expenses for the three and six months ended June 30, 2017 was 84,015 and $159,004 respectively, versus $38,303 and $69,710 for the three and six months ended 2016 respectively.  The increase in operating expense during the three six months ended June 30, 2017 versus 2016 is attributed to increase in general and administrative costs including professional fees for legal, accounting, and audit services required for SEC filing requirements, accrued wages, and other general and administrative costs incurred by the acquisition of 4M Industrial Oxidation, LLC..

Other Expenses

In addition to operating expenses, we incurred interest expenses of $9,549 and $18,993 during the three and six months ended June 30, 2017 respectively, versus $3,918 and $4,298 for the three and six month periods ended June 30, 2016, respectively.  The increase in interest expense during the periods ended June 30, 2017 is primarily attributable to the fact that the debt was added incrementally throughout 2016 with while in 2017, the total debt was on the books from the beginning of the current year.  In addition, for both the three and six month periods ended June 30, 2017, the Company recorded a loss from discontinued operations of $0 and $5,198, respectively.

Net Loss

We incurred a net loss of $155,994 and $392,134 for the three and six months ended June 30, 2017 respectively versus $214,736 and $373,955 for the three and six months ended June 30, 2016, respectively.

Liquidity and Capital Resources

The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Working Capital

			Percentage
	June 30,	December 31,	Increase
	2017	2016	(Decrease)
Current Assets	$ 270,640	$ 209,762	29.0%
Current Liabilities	$ 700,345	$ 635,067	10.3%
Working Capital Deficit	$ (429,705)	$ (425,305)	1.0%

At June 30, 2017, our cash balance was $112,064 compared to $50,993 at December 31, 2016.  The increase in cash is attributed to proceeds of $200,000 in notes payable to a related party, $190,000 in member contributions by members of 4M prior to its acquisition, and proceeds of $340,200 from the sale of common shares, all of which were used to pay operating expenses, purchases of inventory, and equipment upgrades.

At June 30, 2017, we had total current liabilities of $700,345 compared with total current liabilities of $635,067 at December 31, 2016.  The increase in total liabilities is attributed to an increase in notes payable to related parties and deferred sales offset by a decrease in accounts payable and accrued liabilities of $125,952.

At June 30, 2017, we had a working capital deficit of $429,705 compared with a working capital deficit of $425,305 at December 31, 2016.  The increase in working capital deficit is primarily due to an increase in related party loans of $200,000 which was offset by cash obtained from proceeds of common stock sales and decreases in accounts payable and accrued expenses.

Cash Flows

	For The Six Months Ended		Percentage
	June 30,	June 30,	Increase
	2017	2016	(Decrease)
Cash Used in Operating Activities	$ (472,642)	$ (311,146)	51.9%
Cash Used in Investing Activities	(196,487)	(46,022)	326.9%
Cash Provided by Financing Activities	730,200	375,000	94.7%
Net Increase in Cash	$ 61,071	$ 17,832	242.5%

Cash flow from Operating Activities

During the six months ended June 30, 2017, we used $472,642 of cash in operating activities compared to the use of $311,146 of cash for operating activities during the period ended June 30, 2016.  The increase in the use of cash for operating activities was mainly attributed to our net loss of $392,134, offset mainly by depreciation and amortization of $23,659, a decrease in accounts payable of $125,952, an increase of $18,993 in accrued interest, an increase in accounts receivable of $8,576, and an increase in deferred revenue of $11,368.

Cash flow from Investing Activities

During the six months ended June 30, 2017, we used $196,487 in investing activities.  We used these funds for the purchase of certain upgrades to our manufacturing equipment and control systems ($96,487) and $100,000 to acquire controlling interest in Woodland Holdings Corp. prior to affecting our reverse merger.

Cash flow from Financing Activities

During the six months ended June 30, 2017 and 2016, we received net proceeds of $730,200 and $375,000, respectively from financing activities.  The increase in proceeds from financing activities is mainly attributed to $340,200 from the issuance of restricted common shares, proceeds from notes payable related parties of $200,000 and additional membership contributions to the 4M LLC of $190,000prior to its acquisition by us.

Going Concern

These accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2017, the Company had an accumulated deficit of $863,529 and negative working capital of $429,705.  The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These accompanying unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Our significant accounting policies are more fully described in Note 5 to our unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

Our significant accounting policies are more fully described in Note 5 to our unaudited condensed consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2017 and December 31, 2016.

Inflation

We do not believe that inflation has had a material effect on our Company’s results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

This report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered independent public accounting firm.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2017 the Company implemented remediation plans to improve its internal control over financial reporting. The material weakness that existed at March 31, 2017 due to a lack of segregation of duties was alleviated during the quarter ended June 30, 2017. No other changes in our internal control over financial reporting occurred during the six months June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2016, the Company issued 4,655,338 shares to the shareholders of CornerWorld Corporation in connection with CornerWorld’s spin out of the Woodland operating subsidiary.  Simultaneously, CornerWorld surrendered its 100 share (100%) equity back to the Company resulting in the issued and outstanding shares of the Company being 4,655,338 common shares.

On April 5, 2017, the Company issued 5,220,000 common shares at an average price of $0.01 per share (par value at the time of issuance) to an officer who is also an accredited investor.

On April 5, 2017, the Company issued 5,220,000 common shares at an average price of $0.01 per share (par value at the time of issuance) to a consultant who is also an accredited investor.

On April 6, 2017, the Company issued 55,000,000 common shares in connection with the acquisition of 4M Industrial Oxidation, LLC., (4M).  The shares were issued in exchange for 100% of the membership interest in 4M.

On April 22, 2017, the Company issued 83,333 common shares at a price of $0.60 per share to an accredited investor in exchange for a cash investment of $50,000.

On April 25, 2017, the Company issued 83,333 common shares at a price of $0.60 per share to an accredited investor in exchange for a cash investment of $50,000.

On April 26, 2017, the Company issued 200,000 common shares at a price of $0.60 per share to an accredited investor in exchange for a cash investment of $120,000.

On May 8, 2017, the Company issued 42,000 common shares at a price of $0.60 per share to an accredited investor in exchange for a cash investment of $25,200.

On May 18, 2017, the Company issued 33,334 common shares at a price of $0.60 per share to an accredited investor in exchange for a cash investment of $20,000.

On May 19, 2017, the Company issued 83,334 common shares at a price of $0.60 per share to an accredited investor in exchange for a cash investment of $50,000.

On June 13, 2017, the Company issued 41,667 common shares at a price of $0.60 per share to an accredited investor in exchange for a cash investment of $25,000.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Chief Executive Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOODLAND HOLDINGS, INC.

By

/s/ Erwin Vahlsing, Jr.
Erwin Vahlsing, Jr.
Chief Financial Officer
Date:	December 18, 2017