Form 10-Q
period 2017-09-30
4M Carbon Fiber Corp.
filed 2018-02-23
CIK 1635965

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ________

Commission File Number: 000-55401

4M Carbon Fiber Corp.
(Exact name of registrant as specified in its charter)

Delaware	80-0379897
(State or other jurisdiction of incorporation organization)	(I.R.S. Employer Identification No.)

835 Innovation Drive, Suite 200, Knoxville, TN 37932
(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code:  865-444-6789

________________ Woodland Holdings Corp.__________________________
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
Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 73,598,048 as February 9, 2018.

WOODLAND HOLDINGS CORP.

INDEX
			Page
PART I.	FINANCIAL INFORMATION
	ITEM 1	Financial Statements
		Consolidated balance sheets as of September 30, 2017, and December 31, 2016 (unaudited)	3
		Consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 (unaudited)	4
		Consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 (unaudited)	5
		Notes to consolidated financial statements (unaudited)	7-12
	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-18
	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	18
	ITEM 4.	Controls and Procedures	18-19
PART II.	OTHER INFORMATION
	ITEM 1.	Legal Proceedings	19
	ITEM 1A.	Risk Factors	19
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
	ITEM 3.	Defaults Upon Senior Securities	18
	ITEM 4.	Mine Safety Disclosures	18
	ITEM 5.	Other Information	18
	ITEM 6.	Exhibits	18
	SIGNATURES		19

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

Our unaudited consolidated financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2017, are not necessarily indicative of the results that can be expected for the full year.

As used in this quarterly report, the terms “we”, “us”, “our”, “our company” and “Woodland” mean Woodland Holdings, Corp., a Delaware corporation, and its’ wholly-owned subsidiary 4M Industrial Oxidation, LLC, a Tennessee limited liability company, unless otherwise stated.

Woodland Holdings Corp. & Subsidiary
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$ 298,697	$ 50,993
Accounts receivable (net of reserve for bad debts of $0 and $0, respectively)	566	-
Assets of discontinued operations	-	8,769
Prepaid license fees	150,000	150,000
Total current assets	449,263	209,762

Fixed assets:
Computer hardware	2,332	2,332
Equipment	696,025	599,538
Website and presentation templates	12,825	12,825
Leasehold improvements	96,605	96,605
Total fixed assets	807,787	711,300
Accumulated depreciation and amortization	(102,612)	(57,389)
Fixed and intangible assets, net	705,175	653,911

Total other assets	-	-

Total assets	$ 1,154,438	$ 863,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 197,523	$ 155,049
Accrued interest	46,444	17,503
Liabilities of discontinued operations	-	33,932
Deferred sales	11,368	-
Loans from related party	200,583	583
Notes payable	428,000	428,000
Total current liabilities	883,918	635,067

Long-term liabilities:
Convertible debt - long term (net of debt discount of $0 and $0, respectively)	90,000	-
Total long-term liabilities	90,000	-

Total liabilities	973,918	635,067

Commitments and contingencies	-	-

Stockholders’ equity
Preferred Stock, par $0.0001; Authorized 25,000 shares, Issued and outstanding 0 and 0 shares, respectively	-	-
Common stock, par $0.0001; Authorized 250,000,000 shares, Issued and outstanding 70,662,339 and 0 shares, respectively	7,066	466
Additional paid-in capital	1,647,196	699,535
Subscriptions receivable	(104,400)	-
Treasury Stock, at cost, 3,664,641 and -0- shares, respectively	(100,000)	-
Retained earnings	(1,269,342)	(471,395)
Total stockholders' equity	180,520	228,606

Total liabilities and stockholders' equity	$ 1,154,438	$ 863,673

F-1
See accompanying notes to the consolidated financial statements

Woodland Holdings Corp. & Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Income
Total Income	$ -	$ -	$ 154,206	$ -

Cost of Sales
Cost of services	208,359	127,138	557,504	427,085
Depreciation	14,209	-	28,210	-
Cost of sales	222,568	127,138	585,714	427,085

Gross profit	(222,568)	(127,138)	(431,508)	(427,085)

Operating expenses:
Selling expenses	-	-	-	-
General and administrative	165,942	33,067	315,287	102,777
Depreciation and amortization	7,355	-	17,013	-
Total operating expenses	173,298	33,067	332,301	102,777

Profit from operations	(395,865)	(160,205)	(763,808)	(529,862)

Other (Income) / Expenses:
Interest expense	9,948	4,832	28,941	9,129
(Gain) Loss from discontinued operations	-	-	5,198	-
Total other income (expenses)	9,948	4,832	34,139	9,129

Net profit	$ (405,813)	$ (165,037)	$ (797,947)	$ (538,991)

Per share data
Net Loss per share - basic and diluted	$ (0.01)	$ (0.04)	$ (0.01)	$ (0.12)

Weighted average number of
shares outstanding- basic and diluted	71,470,940	4,655,338	72,167,818	4,655,338

F-2
See accompanying notes to the unaudited consolidated financial statements

Woodland Holdings Corp. & Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine-month period ended
	September 30, 2017	September 30, 2016

Cash flows from operating activities:
Net profit	$ (797,947)	$ (538,991)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	45,223	-
Changes in operating asset and liability account balances:
Accounts receivable	(566)	-
Deferred revenue	11,368	-
Prepaid expenses	-	(12,825)
Accrued interest	28,941	9,129
Accounts payable and accrued expenses	42,672	137,768
Total adjustments	127,638	134,072

Net cash used in operating activities	(670,309)	(404,919)

Cash flows from investing activities
Acquisition of control stock	(100,000)	-
Computers and equipment	(96,487)	-
Leasehold improvements	-	(46,022)
Net cash used in investing activities	(196,487)	(46,022)

Cash flows from financing activities:
Proceeds from related party loan	200,000	-
Proceeds from member contributions	190,000	175,000
Proceeds from notes payable	-	250,000
Proceeds from convertible notes	90,000	-
Proceeds of sale of common stock	634,500
Net cash provided by financing activities	1,114,500	425,000

Net increase (decrease) in cash	247,704	(25,941)

Cash at beginning of period	50,993	31,110

Cash at end of period	$ 298,697	$ 5,169

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

F-3
See accompanying notes to the consolidated financial statements

Woodland Holding Corp. and Subsidiary

Notes to the Unaudited Consolidated Financial Statements

 For the nine months ended September 30, 2017 and 2016

1.

Basis of Presentation

Interim Unaudited Consolidated Financial Statements

The unaudited interim consolidated financial statements of Woodland Holdings Corporation (the “Company,” “Woodland,” “we,” “our” or “us”) as of September 30, 2017 and for the three-month and nine-month periods ended September 30, 2017 and 2016 contained in this Quarterly Report (collectively, the “Unaudited Interim Consolidated Financial Statements”) were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for all periods presented. The results of operations for the three-month and nine-month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year.

The accompanying Unaudited Interim Consolidated Financial Statements have been prepared in accordance with the regulations for interim financial information of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements.  In the opinion of management, the unaudited accompanying statements of financial condition and related interim statements of operations, cash flows, and stockholders’ deficit include all adjustments (which consist only of normal and recurring adjustments) considered necessary for a fair presentation in conformity with U.S. GAAP. These Unaudited Interim Consolidated Financial Statements should be read in conjunction with the Woodland Holdings consolidated financial statements as of and for the year ended December 31, 2016, as filed with the SEC on Form 10-K.

2.

Organization and Nature of Operations

Organization

The Company was incorporated in the state of Delaware, on January 21, 2009 as a wholly-owned subsidiary of CornerWorld Corporation (“CWC”), a Nevada corporation publicly traded on the OTCQB exchange.

The Company was setup as a holding company for three telecommunications services subsidiaries.  It recently disposed of these operations when it simultaneously entered into a Stock Purchase Agreement, dated March 31, 2017 (the “Stock Purchase Agreement”), with 4M Industrial Oxidation, LLC, a Tennessee limited liability company (“4MIO”), pursuant to which 4MIO purchased from the Selling Stockholders an aggregate of 3,664,641 shares of common stock, par value $0.0001 per share (the “Common Stock”), of the Company, representing approximately 78.7% of the issued and outstanding shares of Common Stock of the Company.  The foregoing sale of Common Stock by the Selling Shareholders to 4MIO resulted in a change in control of the Company.

Subsequently, on April 6, 2017, Woodland acquired one hundred percent (100%) of the outstanding membership interests of 4MIO which became a wholly-owned subsidiary.   The acquisition had an effective date of April 1, 2017.

The Company, while fully reporting to the Securities Exchange Commission (SEC), is in the process of submitting to the Financial Industry Regulatory Agency (“FINRA”) the required documentation to obtain a “ticker” symbol and begin trading on the Over the Counter QB (“OTCQB”) market.

Operations

4MIO, a Knoxville, Tennessee-based carbon-fiber technology company, holds the exclusive rights to commercialize an atmospheric plasma oxidation process that was co-developed by the Oak Ridge National Laboratory and RMX

Technologies, LLC.  The technology, which is patent and trade secret protected until 2032, has the potential to reduce the cost of carbon fiber.  The Company believes its product will be superior in a number of aspects to fiber produced using current processes.

The Company has partnered with C.A. Litzler & Co., Inc., a global leader in manufacturing carbon fiber production systems, to produce a 175 ton per year plasma oxidation oven.  4MIO and Litzler will jointly design and manufacture plasma oxidation ovens, with Litzler marketing and selling the integrated systems.  As of the quarter ended September 30, 2017, the Company’s intention was to manufacture the plasma subsystems for integration into jointly designed ovens.  4MIO is currently negotiating with carbon fiber manufacturers regarding oven sales and associated technology royalties.  4MIO expects to generate revenue during the commercialization stage by demonstrating the technology to new and existing carbon fiber makers.  Subsequent to the quarter end, the business model was revised (see Subsequent events).

Change of Control

In conjunction with the Stock Purchase Agreement and the disposition of the Subsidiaries, the Company accepted the resignation of Scott N. Beck as the Company’s Chairman of the Board and Chief Executive Officer, Marc Blumberg as a Director and V. Chase McCrea III as the Company’s Chief Financial Officer, effective upon closing.

Effective with the above resignations, the outgoing board appointed Joshua Kimmel as director and Chief Executive Officer of the Company.

Subsequently, on April 4, 2017, the board of directors of the Company appointed Rodney Grubb as the Company’s President, Chief Operating Officer and a director, Truman Bonds as the Company’s Chief Technology Officer and a director, Erwin Vahlsing, Jr. as the Company’s Chief Financial Officer, and Douglas Mentzer as a member of the board of directors.

As part of his resignation, Mr. Beck relinquished his security interest in the Company’s assets, pursuant to that certain Promissory Note dated as of March 30, 2011, between CWC and Mr. Beck (the “Note”).  Mr. Beck also released the Company from responsibility for any accrued but unpaid interest and late fees accrued on the Note.

3.

Going Concern

These accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2017, the Company had an accumulated deficit of $1,269,342 and negative working capital of $434,654.  The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These accompanying unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with US GAAP and are expressed in U.S. dollars. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year end is December 31.

5.

Summary of Significant Accounting Policies

a)   Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

At September 30, 2017 and December 31, 2016, the Company had an allowance for bad debts in the amount of $0 and $0, respectively.

f)   Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were no such securities, as of September 30, 2017 and 2016.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2017, with the exception of its notes payable. The carrying amounts of these liabilities at September 30, 2017 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of September 30, 2017 and therefore classified as Level 1 within our fair value hierarchy.

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

6.

Notes Payable

Notes Payable to Related Parties:

The Company owed $200,583 and $583 at September 30, 2017 and December 31, 2016, respectively, to a formerly related party.  The relationship ceased to exist when 4MIO was merged into Woodland Holdings.

During the nine months ended September 30, 2017 and 2016, the Company made no repayments of notes or accrued interest.

Notes Payable, others:

On April 26, 2016, the Company entered into an eighteen-month promissory note agreement for $100,000 with a non- affiliated accredited investor. Pursuant to the agreement, the loan bears interest at 8% per annum.

On August 18, 2016, the Company entered into a one-year promissory note agreement for $50,000 with a non- affiliated accredited investor. Pursuant to the agreement, the loan bears interest at 8% per annum

On the following dates, the Company entered into individual eighteen-month promissory note agreements for an aggregate principal amount of $278,000 with a company of which our COO is a member.  Pursuant to the agreement, the loans bear interest at 10% per annum.

Date	Amount
03/04/16	$ 50,000
03/11/16	50,000
09/30/16	58,000
10/05/16	60,000
10/20/16	60,000
Total	$ 278,000

The maturity amounts of the notes are as follows: 2017 - $250,000; 2018 - $178,000.

At September 30, 2017 and December 31, 2016, the Company has accrued interest of $46,444 and $17,503, respectively.

7.  Related Party Transactions

Prior to the reverse merger of 4MIO with Woodland Holdings Corp. on April 6, 2017, approximately 95% of outstanding membership interests of 4MIO were owned by Remaxco Technologies, Inc. (“RMX”).  As a result, there are certain transactions between the companies which are disclosed below as well as other places in these footnotes.

In January 2016, the Company reclassified a Note Receivable of $150,000 due from RMX to Prepaid Licensing Fees.  This reclassification reflects a portion of the expected royalties that are to be paid to RMX and ORNL once the Plasma Oxidation ovens equipped with the technology begin to ship.

As of December 31, 2016, $107,069 of the Company’s accounts payable are owed to two formerly related parties.

8.

Stockholders’ Equity

Where applicable, all common share numbers have been restated to retroactively reflect, the acquisition of 4M by Woodland on April 6, 2017.

a)

Authorized

Authorized capital stock consists of:

· 250,000,000 shares of common stock with a par value of $0.0001 per share; and

· 25,000 preferred shares with a par value of $0.0001 per share;

Changes in authorized shares

On April 12, 2017 (the “Record Date”), the Board of Directors of the Company and the stockholders holding an aggregate of 50,640,679 outstanding shares of Common Stock, representing approximately 72.24% of all votes entitled to be voted at any annual or special meeting of stockholders of the Company or action by written consent (the “Majority Stockholders”), approved to amend (the “Amendment”) the Certificate of Incorporation of the Company to (i) increase the authorized amount of Common Stock of the Company from 100 Million (100,000,000) shares to 250 Million (250,000,000) shares; (ii) reduce the par value of the Common Stock from $0.01 to $0.0001 per share, and (iii) authorize 25,000 shares of “blank check” preferred stock, par value $0.0001 per share (“Preferred Stock”). On April 24, 2017, the Company filed the Amendment with the Secretary of State of Delaware.  The Amendment became effective on May 15, 2017.

b)

Share Issuances

In January 2016, the Company issued 4,655,338 shares to the shareholders of CornerWorld Corporation in connection with CornerWorld’s spin out of the Woodland operating subsidiary.  Simultaneously, CornerWorld surrendered its 100 shares (100%) equity back to the Company resulting in the issued and outstanding shares of the Company being 4,655,338 shares of common stock.

·

On April 5, 2017, the Company issued 5,220,000 shares of common stock at an average price of $0.01 per share (par value at the time of issuance) to an officer who is also an accredited investor.

·

On April 5, 2017, the Company issued 5,220,000 shares of common stock at an average price of $0.01 per share (par value at the time of issuance) to a consultant who is also an accredited investor.

·

On April 6, 2017, the Company issued 55,000,000 shares of common stock in connection with the acquisition of 4M Industrial Oxidation, LLC., (4M).  The shares were issued in consideration of 100% of the membership interest in 4M.

·       On April 22, 2017, the Company issued 83,333 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $50,000.

·

On April 25, 2017, the Company issued 83,333 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $50,000.

·

On April 26, 2017, the Company issued 200,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $120,000.

·

On May 8, 2017, the Company issued 42,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,200.

·

On May 15, 2017, the Company, by majority written consent of its shareholders, the Company adjusted the par value of its common stock from $0.01 per share to $0.0001 per share.

·

On May 18, 2017, the Company issued 33,334 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $20,000.

·

On May 19, 2017, the Company issued 83,334 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $50,000.

·

On June 13, 2017, the Company issued 41,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,000.

·

On August 18, 2017, the Company issued 34,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $15,300.

·

On September 11, 2017, the Company issued 33,334 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $20,000.

·

On September 18, 2017, the Company issued 20,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $12,000.

·

On September 20, 2017, the Company issued 16,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $10,000.

·

On September 27, 2017, the Company issued 45,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $27,000.

·

On September 28, 2017, the Company issued 16,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $10,000.

·

On September 29, 2017, the Company issued 250,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $150,000.

·

As of September 30, 2017, and December 31, 2016, there were 71,078,007 and 4,655,338 shares of common stock issued and outstanding, respectively.

1.

Commitments and Contingencies

Litigation

The Company may, from time to time, become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company is currently not aware of any such legal proceedings that it believes will have, individually or in the aggregate, a material adverse effect on its

2.     Acquisition of 4M Industrial Oxidation, LLC.

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

In the Merger, the members of 4MIO exchanged their membership interests of 4MIO, representing 100% of the outstanding membership interests of 4MIO, for an aggregate of 55 million (55,000,000) shares of Common Stock of the Company which represented approximately 78.46% of the shares of Common Stock of the Company based on an aggregate of 70,096,470 shares of Common Stock outstanding upon consummation of the Merger.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS:
Current assets	$ 319,983
Property & equipment	603,949
Furniture & fixtures	11,854
Leasehold improvements	73,127
Total	1,008,913

LIABILITIES:
Current liabilities	$ 388,086
Net purchase price	$ 620,827

3.

Subsequent Events

We have evaluated subsequent events through the date of issuance of the unaudited consolidated financial statements, and below are the material recognizable subsequent events.

o

On October 2, 2017, the Company issued 166,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $100,000.

o

On October 2, 2017, the Company issued 83,333 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $50,000.

o

On October 2, 2017, the Company issued 33,334 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $20,000.

o

On October 16, 2017, the Company issued 66,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $40,000.

o

On October 16, 2017, the Company issued 166,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $100,000.

o

On October 17, 2017, the Company issued 50,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $30,000.

o       On October 25, 2017, the Company issued 41,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,000.

o

On October 26, 2017, the Company issued 41,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,000.

o

On October 26, 2017, the Company issued 41,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,000.

o

On October 26, 2017, the Company issued 50,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $30,000.

o

On October 27, 2017, the Company issued 150,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $90,000.

o

On October 27, 2017, the Company issued 166,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $100,000.

o

On October 31, 2017, the Company issued 333,334 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $200,000.

o

On October 31, 2017, the Company issued 41,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,000.

o

On November 8, 2017, the Company issued 25,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $15,000.

o

On November 9, 2017, the Company issued 20,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $12,000.

o

On November 9, 2017, the Company issued 33,334 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $20,000.

o

On November 9, 2017, the Company issued 67,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $40,200.

o

On November 13, 2017, the Company issued 42,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,200.

o

On November 14, 2017, the Company issued 50,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $30,000.

o

On November 17, 2017, the Company issued 41,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,000.

o

On November 22, 2017, the Company issued 166,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $100,000.

o

On November 24, 2017, the Company issued 166,700 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $100,020.

o

On November 25, 2017, the Company issued 50,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $30,000.

o

On November 24, 2017, the Company issued 166,700 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $100,020.

o

On November 27, 2017, the Company issued 41,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,000.

o      On November 29, 2017, the Company issued 83,334 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $50,000.

o

On December 5, 2017, the Company issued 83,334 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $50,000.

o

On December 6, 2017, the Company issued 100,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $60,000.

o

On December 6, 2017, the Company issued 16,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $10,000.

o

On December 6, 2017, the Company issued 16,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $10,000.

o

On December 7, 2017, the Company issued 16,667 shares of common stock at a price of $0.60 per share to a non-accredited investor in consideration of a cash investment of $10,000.

o

On December 8, 2017, the Company issued 16,667 shares of common stock at a price of $0.60 per share to a non-accredited investor in consideration of a cash investment of $10,000.

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

Overview; General History

Woodland Holdings Corp. (the "Company", “we”, “us” or “our”) was incorporated under the laws of the state of Delaware, on January 21, 2009 as a wholly owned subsidiary of CornerWorld Corporation (“CWC”), a Nevada corporation publicly traded on the OTCQB exchange.

Stock Purchase Agreement; Change of Control

The Company was originally setup as a holding company for three telecommunications services subsidiaries (the “Subsidiaries’).  It disposed of these operations when it simultaneously entered into a Stock Purchase Agreement, dated March 31, 2017 (the “Stock Purchase Agreement”), with 4M Industrial Oxidation, LLC, a Tennessee limited liability company (“4MIO”), pursuant to which 4MIO purchased from the certain stockholders of the Company (the “Selling Stockholders”) an aggregate of 3,664,641 shares of common stock, par value on transaction date of $0.01 per share (the “Common Stock”), of the Company, representing approximately 78.7% of the issued and outstanding shares of Common Stock of the Company  for $100,000, or approximately $0.025 per share (the “Transaction”).  The foregoing sale of Common Stock by the Selling Shareholders resulted in a change in control of the Company.

Simultaneously with the consummation of the Transaction, the following actions occurred:

•	Scott Beck, the former Chief Executive Officer of the Company, relinquished his security interest in the Company’s assets pursuant to a note from the Company’s former parent, CWC.

•	The then officers and directors of the Company resigned from all of their positions with the Company and Joshua Kimmel was appointed as the Company’s Chief Executive Officer, President and Director.

Reverse Merger

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

In the Merger, the members of 4MIO exchanged their membership interests of 4MIO, representing 100% of the outstanding membership interests of 4MIO, for an aggregate of 55 million (55,000,000) shares of Common Stock of the Company which represented approximately 78.46% of the shares of Common Stock of the Company based on an aggregate of 70,096,470 shares of Common Stock outstanding upon consummation of the Merger.

The Company is fully reporting to the Securities Exchange Commission (SEC).  However, there is no public market for the common stock of the Company.  The Company intends to solicit a broker dealer to file Form 15c2-11 with the Financial Industry Regulatory Agency (“FINRA”) in order to have the common stock quoted on the OTCQB  but no assurances can be made that the Company will be able to do so or that even if broker dealer files such form with FINRA, that it will be approved.

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

The Company has partnered with C.A. Litzler & Co., Inc., a global leader in manufacturing carbon fiber production systems, to produce a 175 ton per year plasma oxidation oven.  4MIO and Litzler will jointly design and manufacture plasma oxidation ovens, with Litzler marketing and selling the integrated systems.  4MIO will manufacture the plasma subsystems for integration into jointly designed ovens.  4MIO is currently negotiating with carbon fiber manufacturers regarding oven sales and associated technology royalties.  4MIO expects to generate revenue during the commercialization stage by demonstrating the technology to new and existing carbon fiber makers.  Revenue from plasma oxidation oven sales and technology royalties are projected to experience growth over the next few years.

The Market and Sales Partnerships

The carbon composite industry is a $2 billion market expected to triple by 2021 and grow 10% CAGR through 2024 according to Composites World Magazine (Aug 2016) with growing demand from the auto industry, pressure vessels, infrastructure, wind, aerospace and others that require strong and lightweight materials.  Projections from the JEC Conference in Arizona in November 2016 are that more than 100 new carbon fiber lines will be required if there is no significant reduction in carbon fiber cost and the need may drastically increase with a reduction in the cost of carbon fiber.  Research generated by Oak Ridge National Laboratories indicates that 4MIO’s plasma oxidation technology is projected to reduce costs by more than $2 per pound of fiber produced.  Each carbon fiber line produces more than 2.5 million pounds per year.  That means the technology is worth more than $5 million per year in cost savings per production line, for a technology that is both patent and trade secret protected until 2032.

Oxidation is a critical step in the production of carbon fibers.  It plays a major role in defining the final carbon fiber properties, but it takes the most time, consumes the most energy, and is the greatest source of downtime.

4MIO’s Plasma Oxidation technology resolve these issues.  It significantly reduces the fiber handling issues and eliminates other operational issues.  Carbon fiber production will be much more profitable as a result of the drastic reduction in energy use and the time of oxidation. 4MIO's oxidation ovens are approximately one-third the size of conventional technology, thus require less fiber handling equipment, fewer personnel, and leads to a significant reduction in environmental processing for the same capacity.  This technology enables the production of up to three times as much product in the same operational footprint resolving a significant barrier to meeting market growth targets using traditional technology.

4MIO currently operates a 1-ton per year production capacity plasma oxidation oven and has demonstrated the technology to multiple carbon fiber production companies by processing their precursor materials.  The oven has logged more than a thousand operating hours, proving efficiency gains and fiber quality.  4MIO’s full scale commercialization plan is underway.

In March 2016, 4MIO and CA Litzler partnered to produce a 175 ton per year plasma oxidation oven.  Litzler is a global leader in manufacturing carbon fiber production systems.  4M and Litzler will jointly manufacture plasma oxidation ovens with Litzler marketing and selling the integrated systems.  4M will produce the plasma subsystems for integration into Litzler’s ovens.  4MIO is currently negotiating with carbon fiber manufacturers on oven sales which includes ongoing technology fees.  4MIO expects to generate revenue during the commercialization stage with earnings from plasma oxidation oven sales and technology royalties expected to increase in the coming years.

With a strong operational and fiscally focused management team, 4M is a lean organization that manages a team to design, manufacture, and operate the plasma oxidation OPF (Oxidized Pan Fiber) production system.  4MIO and Litzler have commenced the commercialization to begin producing full-scale plasma oxidation ovens.

Results of Operations for the three and nine months ended September 30, 2017 and 2016.

Operating Revenues

In the three and nine-month periods ended September 30, 2017 we generated $0 and $154,206, respectively, in revenue, versus $0 and $0 for the three and nine-month periods ended September 30, 2016, from the sales of testing services to prove product capabilities.  The increase is due to the Company beginning its sales efforts with major potential customers, who have begun their required testing of the process and product prior to committing to purchases of full ovens, which require capital investments and appropriations.  We expect that over the coming months, our sales and marketing efforts will result in significantly increasing sales as additional proof of process tests are conducted and orders begin to be placed for new processing lines and ovens for testing already completed by various companies.

Cost of Goods Sold

In the three and nine-month periods ended September 30, 2017, we incurred $222,568 and $585,714, respectively, as cost of goods sold versus $127,138 and $427,085 for the respective periods ended September 30, 2016.  The increase is primarily due to the commencement of revenue producing activities by Woodland’s 4MIO in 2017 versus pre-production testing and evaluation in 2016.  We expect that over the coming months, our cost of goods sold will increase as a result of significantly increasing sales.

Gross profit (loss)

For the three and nine-months ended September 30, 2017, our gross loss was $222,568 (0.0% of revenue) and $431,508 (279.8% of revenue) compared to gross losses of $127,138 (0.0% of revenue) and $427,085 (0.0% of revenue) for the three and nine-month periods ended September 30, 2016.  The minor increase in gross loss dollar amount and in gross loss percentage in 2017 from 2016, is a direct result of the commencement of sales activities generating revenue.  As revenue begins to increase, the gross loss is expected to become a gross profit.

Operating Expenses

Our operating expenses for the three and nine-month periods ended September 30, 2017 and 2016 are outlined in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

General and administrative	$ 165,942	$ 33,067	$ 315,287	$ 102,777
Depreciation and amortization	7,355	-	17,013	-
Total	$ 173,298	$ 33,067	$ 332,301	$ 102,777

Operating expenses for the three and nine-months ended September 30, 2017 was $173,298 and $332,301, respectively, versus $33,067 and $102,777 for the three and nine months ended September 30, 2016, respectively.  The increase in operating expense during the three and nine-months ended September 30, 2017 versus 2016 is attributed to increase in general and administrative costs including professional fees for legal, accounting, and audit services required for SEC filing requirements, accrued wages, and other general and administrative costs incurred by the acquisition of 4MIO by way of a reverse merger in April 2017.

Other Expenses

In addition to operating expenses, we incurred interest expenses of $9,948 and $28,941 during the three and nine-months ended September 30, 2017, respectively, versus $4,832 and $9,129 for the three and nine-month periods ended September 30, 2016, respectively.  The increase in interest expense during the periods ended September 30, 2017 is primarily attributable to the fact that the debt was added incrementally throughout 2016, while in 2017 the total prior debt was on the books from the beginning of the current year and additional debt was added during the current periods.  In addition, for both the three and nine-month periods ended September 30, 2017, the Company recorded a loss from discontinued operations of $0 and $5,198, respectively.

Net Loss

We incurred a net loss of $405,813 and $797,947 for the three and nine-months ended September 30, 2017, respectively, versus $165,037 and $538,991 for the three and nine-months ended September 30, 2016, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

To date we have financed our operations through sales of common stock and the issuance of debt.

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

Working Capital

			Percentage
	September 30,	December 31,	Increase
	2017	2016	(Decrease)
Current Assets	$ 449,264	$ 209,762	114.2%
Current Liabilities	$ 883,918	$ 635,067	39.2%
Working Capital Deficit	$ (434,654)	$ (425,305)	2.2%

At September 30, 2017, our cash balance was $298,697 compared to $50,993 at December 31, 2016.  The increase in cash is attributed to proceeds of $200,000 in notes payable to a related party, $190,000 in member contributions by members of 4MIO prior to its acquisition in April 2017, and proceeds of $634,500 from the private sale of shares of common stock, all of which were used to pay operating expenses, purchases of inventory, and equipment upgrades.

At September 30, 2017, we had total current liabilities of $883,918, compared with total current liabilities of $635,067 at December 31, 2016.  The increase in total liabilities is attributed to an increase in notes payable to related parties and deferred sales, and increases accounts payable and accrued liabilities of $42,474 and accrued interest of $28,941.

At September 30, 2017, we had a working capital deficit of $434,654 compared with a working capital deficit of $425,305 at December 31, 2016.  The increase in working capital deficit is primarily due to an increase in related party loans of $200,000 and increases in accounts payable and accrued expenses which were offset by cash obtained from proceeds of common stock sales.

Cash Flows

	For the Nine Months Ended		Percentage
	September 30,	September 30,	Increase
	2017	2016	(Decrease)
Cash Used in Operating Activities	$ (670,309)	$ (404,919)	65.5%
Cash Used in Investing Activities	(196,487)	(46,022)	326.9%
Cash Provided by Financing Activities	1,114,500	425,000	162.2%
Net Increase (decrease) in Cash	$ 247,704	$ (25,941)	1,054.9%

Cash flow from Operating Activities

During the nine months ended September 30, 2017, we used $670,309 of cash in operating activities compared to the use of $404,919 of cash for operating activities during the period ended September 30, 2016.  The increase in the use of cash for operating activities was mainly attributed to our net loss of $797,947, offset mainly by depreciation and amortization of $45,223, an increase in accounts payable of $42,672, an increase of $28,941 in accrued interest, an increase in accounts receivable of $566, and an increase in deferred revenue of $11,368.

Cash flow from Investing Activities

During the nine months ended September 30, 2017, we used $196,487 in investing activities.  We used these funds for the purchase of certain upgrades to our manufacturing equipment and control systems ($96,487) and $100,000 to acquire controlling interest in Woodland Holdings Corp. prior to affecting our reverse merger.

Cash flow from Financing Activities

During the nine months ended September 30, 2017 and 2016, we received net proceeds of $1,114,500 and $425,000, respectively from financing activities.  The increase in proceeds from financing activities is mainly attributed to $634,500 from the issuance of unregistered shares of common stock, proceeds from notes payable related parties of $200,000, proceeds from convertible debentures of $90,000 and additional membership contributions to 4MIO of $190,000 prior to its acquisition by the Company in April 2017.

Going Concern

These accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2017, the Company had an accumulated deficit of $1,269,342 and negative working capital of $434,654.  The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These accompanying unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

We intend to continue to rely on private sales of our shares of common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

Our significant accounting policies are more fully described in Note 5 to our unaudited consolidated financial statements included in this Quarterly Report.

Recently Issued Accounting Pronouncements

Our significant accounting policies are more fully described in Note 5 to our unaudited consolidated financial statements included in this Quarterly Report.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2017 and December 31, 2016.

Inflation

We do not believe that inflation has had a material effect on our Company’s results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2017 the Company implemented remediation plans to improve its internal control over financial reporting. The material weakness that existed at March 31, 2017 due to a lack of segregation of duties was alleviated during the quarter ended September 30, 2017. No other changes in our internal control over financial reporting occurred during the nine months September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2016, the Company issued 4,655,338 shares of common stock to the shareholders of CornerWorld Corporation in connection with CornerWorld’s spin out of the Company. Simultaneously, CornerWorld surrendered its 100 share (100%) equity back to the Company resulting in the issued and outstanding shares of the Company being 4,655,338 shares of common stock.

On April 5, 2017, the Company issued 5,220,000 shares of common stock at an average price of $0.01 per share (par value at the time of issuance) to an executive officer of the Company who is also an accredited investor.

On April 5, 2017, the Company issued 5,220,000 shares of common stock at an average price of $0.01 per share (par value at the time of issuance) to a consultant who is also an accredited investor.

On April 6, 2017, the Company issued 55,000,000 shares of common stock in connection with the acquisition of 4M Industrial Oxidation, LLC., (4M).  The shares were issued in consideration of 100% of the membership interest in 4M.

On April 22, 2017, the Company issued 83,333 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $50,000.

On April 25, 2017, the Company issued 83,333 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $50,000.

On April 26, 2017, the Company issued 200,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $120,000.

On May 8, 2017, the Company issued 42,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,200.

On May 18, 2017, the Company issued 33,334 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $20,000.

On May 19, 2017, the Company issued 83,334 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $50,000.

On June 13, 2017, the Company issued 41,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,000.

On August 18, 2017, the Company issued 34,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $15,300.

On September 11, 2017, the Company issued 33,334 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $20,000.

On September 18, 2017, the Company issued 20,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $12,000.

On September 20, 2017, the Company issued 16,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $10,000.

On September 27, 2017, the Company issued 45,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $27,000.

On September 28, 2017, the Company issued 16,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $10,000.

On September 29, 2017, the Company issued 250,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $150,000.

The foregoing unregistered shares of common stock of the Company were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, available under Section 4(a)(2) and/or Rule 504(b) of Regulation D promulgated thereunder due to the fact that there were no solicitation or advertisement and that such issuances did not involve a public offering of securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Subsequent Events

On October 2, 2017, the Company issued 166,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $100,000.

On October 2, 2017, the Company issued 83,333 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $50,000.

On October 2, 2017, the Company issued 33,334 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $20,000.

On October 16, 2017, the Company issued 66,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $40,000.

On October 16, 2017, the Company issued 166,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $100,000.

On October 17, 2017, the Company issued 50,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $30,000.

On October 25, 2017, the Company issued 41,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,000.

On October 26, 2017, the Company issued 41,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,000.

On October 26, 2017, the Company issued 41,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,000.

On October 26, 2017, the Company issued 50,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $30,000.

On October 27, 2017, the Company issued 150,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $90,000.

On October 27, 2017, the Company issued 166,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $100,000.

On October 31, 2017, the Company issued 333,334 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $200,000.

On October 31, 2017, the Company issued 41,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,000.

On November 8, 2017, the Company issued 25,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $15,000.

On November 9, 2017, the Company issued 20,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $12,000.

On November 9, 2017, the Company issued 33,334 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $20,000.

On November 9, 2017, the Company issued 67,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $40,200.

On November 13, 2017, the Company issued 42,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,200.

On November 14, 2017, the Company issued 50,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $30,000.

On November 17, 2017, the Company issued 41,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,000.

On November 22, 2017, the Company issued 166,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $100,000.

On November 24, 2017, the Company issued 166,700 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $100,020.

On November 25, 2017, the Company issued 50,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $30,000.

On November 24, 2017, the Company issued 166,700 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $100,020.

On November 27, 2017, the Company issued 41,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,000.

On November 29, 2017, the Company issued 83,334 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $50,000.

On December 5, 2017, the Company issued 83,334 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $50,000.

On December 6, 2017, the Company issued 100,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $60,000.

On December 6, 2017, the Company issued 16,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $10,000.

On December 6, 2017, the Company issued 16,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $10,000.

On December 7, 2017, the Company issued 16,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $10,000.

On December 8, 2017, the Company issued 16,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $10,000.

The foregoing unregistered shares of common stock of the Company were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, available under Section 4(a)(2) and/or Rule 504(b) of Regulation D promulgated thereunder due to the fact that there were no solicitation or advertisement and that such issuances did not involve a public offering of securities.

On February 21, 2018, the Company changed its name from Woodland Holdings Corp. to 4M Carbon Fiber Corp.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer and Accounting pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOODLAND HOLDINGS CORP.

By:  /s/ Erwin Vahlsing, Jr.

Name: Erwin Vahlsing, Jr.

Title: Chief Financial Officer

(Principal Financial and Accounting Officer)

Date:      February 23, 2018

Exhibit 31.1

Certification of Principal Executive Officer

Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Joshua Kimmel, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Woodland Holdings Corp.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: February 23, 2018

By: /s/ Joshua Kimmel Name: Joshua Kimmel Title: Chief Executive Officer (Principal Executive Officer)

Exhibit 31.2

Certification of Principal Financial and Accounting Officer

Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Erwin Vahlsing, Jr., certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Woodland Holdings Corp.;

1. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

2. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

3. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

4. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: February 23, 2018

By: /s/ Erwin Vahlsing, Jr. Name: Erwin Vahlsing, Jr. Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit 32.1

Certification of Principal Executive Officer

Pursuant to 18 U.S.C. Section 1350

as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Joshua Kimmel, the Chief Executive Officer of Woodland Holdings Corp., a Delaware corporation (the "Company"), hereby certify, that, to my knowledge:

1.

The Quarterly Report on Form 10-Q for the period ended September 30, 2017 (the "Report") of the Company fully complies with the requirements of Section 13(a)/15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 23, 2018

By: /s/ Joshua Kimmel Name: Joshua Kimmel Title: Chief Executive Officer (Principal Executive Officer)

Exhibit 32.2

Certification of Principal Financial and Accounting Officer

 Pursuant to 18 U.S.C. Section 1350

as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Erwin Vahlsing, Jr., the Chief Financial Officer of Woodland Holdings Corp., a Delaware corporation (the "Company"), hereby certify, that, to my knowledge:

1.

The Quarterly Report on Form 10-Q for the period ended September 30, 2017 (the "Report") of the Company fully complies with the requirements of Section 13(a)/15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 23, 2018

By: /s/ Erwin Vahlsing, Jr. Name: Erwin Vahlsing, Jr. Title: Chief Financial Officer (Principal Financial and Accounting Officer)