Form 10-K
period 2017-12-31
4M Carbon Fiber Corp.
filed 2018-06-08
CIK 1635965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 000-55267

4M Carbon Fiber Corp.
(Exact name of registrant as specified in its charter)

Delaware	80-0379897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

835 Innovation Drive, Suite 200 Knoxville, TN	37932
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (865) 444-6789

Securities registered under Section 12(b) of the Exchange Act
Title of each class	Name of each exchange on which registered
None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:
Title of each class
Common Stock, par value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provide pursuant to Section 13(a) of the Exchange Act.  [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter.     $0 due to the fact that the Common Stock of the Company is not currently trading.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 76,235,781 common shares as of May 11, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None

4M Carbon Fiber Corp.

PART I

In this Annual Report, “we,” “our,” “us,” “4M” and “the Company” refer to 4M Carbon Fiber Corp. and its wholly-owned subsidiary, 4M Industrial Oxidation, LLC, a Tennessee limited liability company (“4MIO”), unless the context requires otherwise.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This Annual Report on Form 10-K and, in particular, the description of our business set forth in Item 1 and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), including statements regarding:

•

Our projected future sales growth, comparable sales growth, margins, tax rates, earnings, income and earnings per share.

•

Our expectations of factors that could affect income.

•

Our expected future expenditures, cash needs, and financing sources.

•

Our gross profit margin, inventory levels and ability to leverage selling, general and administrative and other fixed costs.

•

Our sales and marketing plans.

•

The capabilities of our proprietary information technology systems and other systems.

•

Our assessment of the potential outcome and financial impact of litigation and the potential impact of unasserted claims.

•

Our assessment of competitors and potential competitors.

•

Our expectations for growth in our markets.

•

Our assessment of the effect of recent legislation and accounting pronouncements.

In addition, any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements. You can identify these forward-looking statements by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “predict,” “should,” “will” and other similar expressions, whether in the negative or affirmative. We cannot guarantee that we will achieve the plans, intentions or expectations disclosed in the forward-looking statements. There are a number of important risks and uncertainties that could cause actual results to differ materially from those indicated by our forward-looking statements. These risks and uncertainties include, without limitation, those set forth in Item 1A under the heading “Risk Factors.” We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made. We disclaim any intent or obligation to update any forward-looking statements made in this report.

Item 1. Business.

Corporate History

The Company was incorporated under the name Woodland Holdings Corp. (“Woodland”) in the state of Delaware on January 21, 2009 as a wholly-owned subsidiary of CornerWorld Corporation (“CWC”), a Nevada corporation publicly traded on the OTCQB exchange. The Company was originally formed as a holding company for three telecommunications services subsidiaries Phone Services and More, L.L.C., doing business as Visitatel (“PSM”), T2 Communications, L.L.C. (“T2”), and TinyDial, LLC (“TinyDial” and together with PSM and T2, the “Subsidiaries”).

On August 13, 2015, CWC’s Board of Directors formally approved a plan whereby Woodland and its wholly-owned subsidiaries were to be spun off in their entirety. On October 14, 2015, the Securities and Exchange Commission (the “SEC”) formally informed Woodland that its registration statement had become effective, clearing the way for the spin-off. Finally, on December 31, 2015, CWC’s Board of Directors spun-off Woodland to CWC’s stockholders of record as of December 31, 2015 (the “Record Date”). CWC stockholders, as of the Record Date, received shares in Woodland equal to their pro-rata ownership percentage of CWC. For every share owned by CWC’s stockholders as of the Record Date, those same stockholders were issued 1 share of Woodland’s Common Stock.

Divestment

Simultaneously with the consummation of the Transaction (as defined below), on March 31, 2017, the Company sold 100% of the outstanding membership interests of the Company’s Subsidiaries to Enversa Companies, LLC for cash consideration of $1.00.  At the time of the sale, the Subsidiaries had substantially ceased all operations and had no active customers or employees.

Change in Control

On March 31, 2017, Scott N. Beck (the Company’s then Chief Executive Officer and Chairman), V. Chase McCrea III (the Company’s then Chief Financial Officer), Marc Blumberg (a then member of the Board of Directors), IU Holdings II, GP, Inc., and Opal Capital, LLC, among others, (collectively, the “Selling Stockholders”) entered into a Stock Purchase Agreement, dated March 31, 2017 (the “Agreement”), with 4M Industrial Oxidation, LLC, a Tennessee limited liability company (“4MIO”),  pursuant to which 4MIO purchased from the Selling Stockholders an aggregate of 3,664,641 shares of common stock, par value $0.001 per share (the “Common Stock”), of the Company, representing approximately 78.7% of the then issued and outstanding shares of Common Stock of the Company and substantially all of the shares of Common Stock of the Company held by the Selling Stockholders, in consideration for $100,000, or approximately $0.025 per share (the “Transaction”).  The foregoing sale of Common Stock by the Selling Stockholders resulted in a change in control of the Company.

Simultaneously with the consummation of the Transaction, the following actions occurred:

•

Scott Beck, V. Chase McCrea III and Marc Blumberg resigned from all of their positions with the Company and Joshua M. Kimmel was appointed as the Company’s Chief Executive Officer and President and as a member to the Board of Directors of the Company;

•

Scott Beck relinquished his security interest in the Company’s assets, pursuant to that certain Promissory Note, dated as of March 30, 2011, between the Company and Mr. Beck (the “Note”).  Mr. Beck also released the Company from responsibility for any accrued but unpaid interest and late fees accrued on the Note.

Reverse Merger

On April 6, 2017, the Company entered into an Agreement and Plan of Merger, dated April 6, 2017 (the “Merger Agreement”), with 4MIO Merger Sub, LLC, a Tennessee limited liability company and wholly-owned subsidiary of the Company (the “Merger Sub”), and 4M Industrial Oxidation, LLC, a Tennessee limited liability company (“4MIO”), for the purposes of consummating a reverse merger (the “Reverse Merger”).

Pursuant to the Merger Agreement, Merger Sub merged with and into 4MIO, with 4MIO being the surviving company and resulting in 4MIO becoming a wholly-owned subsidiary of the Company. The Reverse Merger was intended to constitute a tax-free reorganization within the meaning of Section 368 of the United States Internal Revenue Code of 1986, as amended.

In the Reverse Merger, the members of 4MIO exchanged their membership interests of 4MIO, representing 100% of the outstanding membership interests of 4MIO, for aggregate of 55 million (55,000,000) shares of Common Stock of the Company which represented approximately 78.46% of the shares of Common Stock of the Company based on an aggregate of 70,096,470 shares of Common Stock outstanding upon consummation of the Merger.

On April 4, 2017, the Board of Directors of the Company appointed Rodney G. Grubb as the Chairman of the Board, and each Dr. Truman A. Bonds and Douglas D. Mentzer as directors.  Each director serves for a period of one year, until the next annual stockholders’ meeting and their respective successors are elected and qualified or upon their earlier resignation or removal:

On April 4, 2017, the Board appointed the following persons as executive officers of the Company, to serve at the pleasure of the Board until their successors are appointed or upon their earlier resignation or removal:

Name:	Office:
Erwin W. Vahlsing, Jr.	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Rodney G. Grubb	Chief Operating Office
Dr. Truman A. Bonds	Chief Technology Officer

On March 28, 2018, the Board of Directors of the Company appointed Mr. Paresh Chari as a member of the Board, to serve until the next annual stockholders meeting and until his replacement is elected and qualified.

On May 1, 2018, the Board of Directors of the Company appointed Robert M. Klawonn as the Chief Executive Officer of the Company, effective immediately.  Mr. Klawonn replaced Joshua M. Kimmel as Chief Executive Officer.  Mr. Kimmel remains the Company’s President and a member of the Board of Directors.

Recapitalization

On April 24, 2017, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Delaware thereby to increase the authorized amount of Common Stock of the Company from 100 Million (100,000,000) shares to 250 Million (250,000,000) shares; (ii) reduce the par value of the Common Stock from $0.01 to $0.0001 per share, and (iii) authorize 25,000 shares of “blank check” preferred stock, par value $0.0001 per share (“Preferred Stock”). The amendment was effective May 15, 2017 and was approved by the Board of Directors of the Company and the stockholders holding an aggregate of 50,640,679 outstanding shares of Common Stock, representing approximately 72.24% of all the then outstanding shares of Common Stock which were entitled to be voted at any annual or special meeting of stockholders of the Company or action by written consent in lieu of a meeting as permitted under the Delaware General Corporation Law and the By-laws of the Company.

Name Change

On February 20, 2018, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Delaware Secretary of State thereby changing the name of the Company to 4M Carbon Fiber Corp. (the “Name Change”). The Name Change was approved by the Board of Directors of the Company at a meeting of the Board held on February 14, 2018 pursuant to Section 242(b) of the Delaware General Corporation Law (“DGCL”), which permits such amendments to be adopted by a corporation’s Board of Directors without stockholder approval. The Name Change was effective upon acceptance of the Certificate of Amendment by the Delaware Secretary of State. The Name Change does not affect the rights of the Company’s stockholders and no action is required by stockholders.

Strategic ‘Pivot’ from Hardware Sales to Carbon Fiber Producer

In late 2017, 4M began working on a new business model of carbon fiber production instead of selling the equipment and licensing technology.   Plasma Oxidation offers significant benefits to the user, and as a result 4M began planning a shift of strategy from one of a hardware supplier / licensor to that of a low-cost carbon fiber producer.   4M began communicating this strategy to carbon fiber manufacturers and industry participants in late 2017.

Operations

4M Carbon Fiber Corp., a Knoxville, Tennessee based carbon-fiber technology company holds the exclusive rights to commercialize an atmospheric plasma oxidation process that was co-developed by the Oak Ridge National Laboratories and RMX Technologies, LLC.  The technology is patent protected until 2032, with significant IP in the form of trade secrets (equipment designs and operational), and has the potential to reduce the cost of carbon fiber through a combination of operating cost reduction and fixed cost dilution (i.e. capacity increase).  The Company also believes its product will be superior in a number of aspects to fiber produced using current processes.

The Company has partnered with both RMX Technologies and C.A. Litzler & Co., Inc., a global leader in manufacturing carbon fiber production sub-systems, to design and manufacture commercial-scale plasma oxidation ovens.  4M, RMX and Litzler intend to collaborate in the design and manufacture of plasma oxidation ovens for use by 4M.  4M will control manufacture of the plasma subsystems for integration into jointly designed ovens.  4M is intending to exclusively build, own and operate carbon fiber production lines leveraging the benefits of these commercial-scale plasma oxidation ovens.

The Market and Plasma Oxidation Technology Benefits

The carbon fiber market is approximately $2 billion and expected to experience >10% CAGR through 2025 according to Chris Red, Carbon Fiber 2017, with growing demand from Industrial sectors including the auto industry, pressure vessels, infrastructure, wind and others.  Projections from the JEC Conference in Arizona in November 2016 are that more than 100 new carbon fiber lines will be required if there is no significant reduction in carbon fiber cost and the need may drastically increase with a reduction in the cost of carbon fiber.

Research generated by the Oak Ridge National Laboratory indicates that 4M’s plasma oxidation technology is projected to reduce costs by more than $2 per pound of fiber produced.  Each modern carbon fiber line produces more than 3.0 million pounds per year.  That translates to $6 million per year in cost savings per production line.

Oxidation is a critical step in the production of carbon fibers.  It plays a major role in defining the final carbon fiber properties, but it takes the most time, consumes the most energy, and is the greatest source of downtime.

4M Plasma Oxidation technology expands the operating window for carbon fiber production, enabling faster oxidation of larger filaments, thereby increasing capacity and establishing a new breed of larger carbon fiber filaments.  In addition, shorter residence times in oxidation will reduce fiber handling issues.  Furthermore, in contrast to conventional warm air oxidation, the Plasma ovens will facilitate greater thermal and mechanical control throughout the oxidation process, permitting refinement of process control unavailable to conventional carbon fiber lines.

Carbon fiber production will be much more profitable as a result of the drastic reduction in energy use and the time of oxidation primarily as a result of increased throughput, reducing fixed costs per kilogram.  In direct comparison, 4M's oxidation ovens will require significantly less heated length than conventional technology, thus requiring less fiber handling equipment, fewer personnel. These improvements will lead to a significant reduction in gross air emissions for the same capacity.  This technology enables the production of up to three times as much product in the same operational footprint resolving a significant barrier to meeting market growth targets using traditional technology.

4M currently operates a small oxidation oven and has demonstrated the technology to multiple carbon fiber production companies by successfully processing their precursor materials.  The oven has logged more than a thousand operating hours, proving efficiency gains and fiber quality.  4M’s full scale commercialization plan is underway.

Commercialization Status

4M, RMX and Litzler will collaborate to implement commercial-scale plasma oxidation ovens for 4M exclusive use.  In March 2016, 4M, RMX and CA Litzler successfully partnered to manufacture a 175 ton per year plasma oxidation oven sub-section.  Litzler is a global leader in manufacturing oxidation ovens and other carbon fiber production systems.    RMX will provide the plasma subsystems, while Litzler will supply the oven equipment and fiber handling equipment.

4M is in the process of assembling a team of carbon fiber experience and managerial leadership to position the Company for Investment and Operational success.   2018 will be used to take additional steps in this new strategy towards commercial production of low-cost carbon fibers, including:

•

Establishing a strategic management team

•

Retention of experienced carbon fiber design engineers

•

Raising of capital

•

Preparing strategic plans and business models for an Initial Public Offering

•

Site Selection, including negotiation of State / Local Incentive Packages

•

Acquisition of a Product Development Line using Plasma Oxidation

•

Start of Basic Engineering for Production Line 1

Intellectual Property

RMX Technologies, LLC (RMX), jointly invented plasma oxidation with the Oak Ridge National Laboratory over a multiyear period.  This joint development work was successfully concluded in 2015.  That same year RMX created a subsidiary company, 4M Industrial Oxidation, LLC (4MIO) with the express purpose of commercializing its plasma oxidation technology.  In early 2016, RMX executed an exclusive license agreement with the Oak Ridge National Laboratory’s management company UT-Battelle, LLC (UTB).  This UTB-RMX license agreement gave RMX the exclusive worldwide rights to make, have made, use, offer to sell, sell and dispose of plasma oxidation technology equipment and fiber produced by such equipment for the life of the existing IP.  In return, RMX pays UTB a royalty from revenue earned on equipment and fiber sales and any related additional revenue.

RMX, in turn executed an exclusive license agreement with 4MIO on April 4, 2016, giving 4MIO exclusive worldwide rights for plasma oxidation of polymeric fibers.  Pursuant to that certain Intellectual Property License Agreement, dated April 4, 2016, as amended, between 4MIO and RMX, RMX granted 4MIO an exclusive license to use the Licensed Patents in association with the development, production, marketing and sale of products produced by 4MIO from the Licensed Patents (the “Licensed Products”) throughout the world (the “Territory”).  The term of the License Agreement commenced on April 4, 2016 and expires on the expiration date of the last patent of the Licensed Patents, unless otherwise terminated pursuant to the terms thereto (the “Term”).  In consideration of the license, 4MIO is obligated to pay RMX a fee of $150,000 (the “License Issue Fee”) on or before June 30, 2018. In addition to the License Issue Fee, 4MIO has agreed to reimburse RMX for any underlying and/or “upstream” license fees and/or royalties paid by RMX based on the plasma oxidation Licensed Patents.  Pursuant to the RMX-4MIO License Agreement, any Intellectual Property discovered solely by either party during the Term shall be its property. However, for any intellectual property developed by 4MIO or jointly developed by RMX and 4MIO, RMX shall be granted a perpetual, worldwide, royalty-free license to use such intellectual property in any legal manner determined by RMX to be appropriate.  The License Agreement may be terminated by the mutual agreement by the parties. In the event 4MIO becomes insolvent, makes any assignment for the benefit of creditors, is subject to any bankruptcy or receivership proceedings, or fails to comply with any of its obligations under the License Agreement, RMX may serve a Notice of Default to 4MIO.  If 4MIO fails to cure the default within 30 days of receipt of the Notice of Default, RMX may then serve a Notice of Termination which case the License Agreement shall be terminated and all of the Licensed Patents shall immediately revert to RMX.

Patent Title	Country	Application Number	Patent Number	Date Filed
Apparatus and Method for Stabilization and Oxidation of Polymeric Materials	USA	11/344,573	US7534854	1/31/2006
Apparatus and Method for Stabilization or Oxidation of Polymeric Materials	USA	11/391,615	US7649078	3/28/2006
Apparatus and Method for Stabilization and Oxidation of Polymeric Materials	USA	12/466,092	US7786253	5/14/2009
Atmospheric Pressure Plasma Processing of Polymeric Materials Utilizing Close Proximity Indirect Exposure	USA	13/680,406	US9447205	11/19/2012
Atmospheric Pressure Plasma Processing of Polymeric Materials Utilizing Close Proximity Indirect Exposure	USA	15/239,101	TBD	11/19/2012
Atmospheric Pressure Plasma Processing of Polymeric Materials Utilizing Close Proximity Indirect Exposure (Japan)	Japan	2015-543102	JP6257639	11/19/2013
Advanced Oxidation Method for Producing High-Density Oxidized Polyacrylonitrile Fibers	USA	14/715,831	TBD	11/19/2013
Atmospheric Pressure Plasma Processing of Polymeric Materials Utilizing Close Proximity Indirect Exposure (South Korea)	South Korea	10-2015-7016551	TBD	11/19/2013
Atmospheric Pressure Plasma Processing of Polymeric Materials Utilizing Close Proximity Indirect Exposure (EPO)	EU	10-2015-7016551	TBD	11/19/2013

Employees

We currently are working with various independent consultants and sales representatives, part-time production and development personnel provided by RMX with a total infrastructure of 17 people, with 6 of the 17 as full-time employees.

Item 1A. Risk Factors

The following are certain identifiable risk factors for our business operations.

We have substantial indebtedness.  The amount of our outstanding indebtedness continues to increase and our ability to make payments towards such indebtedness could have adverse consequences on future operations.

Our outstanding indebtedness at December 31, 2017 was $1,204,328, which was comprised of a variety of short-term and long-term borrowings; convertible debentures; accounts payable; accrued expenses and interest; and related party loans.  The level of indebtedness we have affects our operations in a number of ways.  We will need to use a portion of our cash flow to pay principal and interest and meet payables commitments, which will reduce the amount of funds we will have available to finance our operations.  This lack of funds could limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate and could limit our ability to make funds available for other purposes, such as inventory purchases, payroll, development or acquisition activities.  Our ability to meet our debt service obligations and reduce our total indebtedness will depend upon our future performance.  Our future performance, in turn, is dependent upon many factors that are beyond our control such as general economic, financial and business conditions.  We cannot guarantee that our future performance will not be adversely affected by such economic conditions and financial, business and other factors.

Our failure to raise additional capital or generate cash flows necessary to expand our operations could reduce our ability to compete successfully and adversely affect our results of operations.

We may need to raise additional funds to achieve our future strategic objectives, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests and the value of shares of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

• develop and enhance our existing products and services;

• continue to expand our operations;

• hire, train and retain employees; or

• respond to competitive pressures or unanticipated working capital requirements.

Our inability to do any of the foregoing could reduce our ability to compete successfully and adversely affect our results of operations.

Our success depends in part on the retention of our executive officers and key management, and our ability to hire and retain key personnel.

Our success depends on the experience, performance and skills of our executive officers, senior management and other key employees. Competition for skilled and experienced personnel is intense, and our future success will also depend on our ability to attract, incentivize and retain qualified personnel. Failure to attract, appropriately incentivize and retain qualified personnel could have an adverse effect on our operations. There can be no assurance that our executive succession planning, retention or hiring efforts will be successful. In addition, any or all of our key employees may decide to leave for a variety of personal or other reasons beyond our control.

Our business particularly depends upon the continued efforts, abilities and expertise of our officers and directors: Robert Klawonn, CEO; Joshua M. Kimmel, President and Director; Rodney G. Grubb, COO and Chairman; Erwin W. Vahlsing, Jr., CFO; Dr. Truman A. Bonds, CTO and Director; Douglas D. Mentzer, Vice President Finance and Strategic Development and Director; and Paresh M. Chari, Director.  We believe that the unique combination of skills and experience these officers and directors possess would be difficult to replace, and their loss could have a material adverse effect on us, including impairing our ability to execute our business strategy. Although we have entered into written employment agreements with Robert Klawonn, Joshua M. Kimmel, Rodney G. Grubb and Truman A. Bonds, and Douglas Mentzer, and a consulting agreement with Erwin Vahlsing, Jr., the loss of any of them could have an adverse effect on our business.

We face competition from companies with far greater resources than we have. In addition, methods of competition in the production of carbon fiber continues to change and evolve.  If we are unable to meet these changes, our business could be harmed.

We operate in a market sector that requires large capital investments, and is highly competitive. The principal methods of competition in the markets in which we compete are production capability, quality and features of the end product, and price competitiveness. We compete in an international market, and face a significant number of international competitors, some of which have far greater resources than us. Among our principal competitors are Nestlé Waters North America, large regional brands owned by private groups, and local competitors in the markets that we serve. Price reductions and the introduction of new products by our competitors can adversely affect our revenues, gross margins, and profits.

If we fail to meet certain commercialization milestones or otherwise default under our license agreement with Remaxco, we will lose our rights to the licensed intellectual property.

Pursuant to our license agreement with RMX, we assumed RMX’s obligations under its license agreement with UT-Battelle, including, but not limited, achieving certain commercialization milestones. In the event we do not meet such commercialization milestones or otherwise default the agreement, our exclusive license to the Licensed Patents will terminate.  Our loss to use the License Patents will have a material adverse effect on our business and cause you to lose your investment in our securities.

We have identified material weaknesses in our internal control over financial reporting. If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results and prevent fraud. As a result, current and potential shareholders could lose confidence in our financial statements, which would harm the trading price of our Common Stock.

Companies that file reports with the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”) SOX 404 requires management to establish and maintain a system of internal control over financial reporting and annual reports on Form 10-K filed under the Exchange Act to contain a report from management assessing the effectiveness of a company's internal control over financial reporting. Separately, under SOX 404, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, public companies that are large accelerated filers or accelerated filers must include in their annual reports on Form 10-K an attestation report of their regular auditors attesting to and reporting on management's assessment of internal control over financial reporting. Non-accelerated filers and smaller reporting companies, like us, are not required to include an attestation report of their auditors in annual reports.

A report of our management is included under “Item 9A. Controls and Procedures” in this Form 10-K.  We are a smaller reporting company and, consequently, are not required to include an attestation report of our auditor in our annual report. However, if and when we become subject to the auditor attestation requirements under SOX 404, we can provide no assurance that we will receive a positive attestation from our independent auditors.

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2017, management identified material weaknesses. These material weaknesses were associated with (i) our lack of appropriate policies and procedures to evaluate the proper accounting and disclosures of key documents and agreements and (ii) our lack of sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of GAAP commensurate with our financial reporting requirements. We are undertaking remedial measures, which measures will take time to implement and test, to address these material weaknesses. There can be no assurance that such measures will be sufficient to remedy the material weaknesses identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price.

Moreover, if we identify any material weaknesses or significant deficiencies in our internal controls we will have to implement appropriate changes to these controls, which may require specific compliance training for our directors, officers and employees, require the hiring of additional finance, accounting, legal and other personnel, entail substantial costs to modify our existing accounting systems and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. Effective internal controls are necessary for us to produce reliable financial reports and are important to prevent fraud. As a result, our failure to satisfy the requirements of Section 404 on a timely basis could result in us being subject to regulatory action and a loss of investor confidence in the reliability of our financial statements, both of which in turn could cause the market value of our Common Stock to decline.

A material weakness in internal controls may remain undetected for a longer period because of our Company’s exemption from the auditor attestation requirements under Section 404(b) of Sarbanes-Oxley.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s attestation in this Annual Report. As a result, a material weakness in our internal controls may remain undetected for a longer period.

If we are unable to succeed in marketing, making sales and building our customer base to support our business operations, we will be unable to achieve profitable operations, and our business may fail.

If we are unable to succeed in marketing, making sales and building our customer base to support our business operations, it could be detrimental to our profitability. Numerous factors beyond our control may affect the marketability of the products offered. These factors include, but are not limited to, shifting demand for varieties of carbon fiber, new or shifting product requirements, and emerging competition. The exact effect of these factors cannot be accurately predicted, but it is possible they may result in our not receiving an adequate return on our invested capital.

Because we are dependent on third parties, should those services be interrupted or become more costly, we may experience a material adverse effect on the acceptance of our brand and on our business, financial condition, and operating results.

There is risk of change in the types of products being manufactured, and our ability to manufacture the products required by our customers may be limited. Because we are dependent on precursor materials manufactured by other suppliers, we face potential losses if any of these products are interrupted or become more costly. Additionally, any failure on the part of these partners, upon whom we may rely to supply us with products and services, will reflect poorly upon our brand, and therefore result in reduced revenue.

If we are unable to successfully manage growth, our operations could be adversely affected.

Our progress is expected to require the full utilization of our management, financial and other resources, which to date has operated with limited working capital. Our ability to manage growth effectively will depend on our ability to improve and expand operations, including our financial and management information systems, and to recruit, train and manage production and sales personnel. There can be no absolute assurance that management will be able to manage growth effectively.

If we do not properly manage the growth of our business, we may experience significant strains on our management and operations and disruptions in our business. Various risks arise when companies and industries grow quickly. If our business or industry grows too quickly, our ability to meet customer demand in a timely and efficient manner could be challenged. We may also experience development delays as we seek to meet increased demand for our products.  Our failure to properly manage the growth that we or our industry might experience could negatively impact our ability to execute on our operating plan and, accordingly, could have an adverse impact on our business, our cash flow and results of operations, and our reputation with our current or potential customers.

If our products are found to cause injury, have defects, or fail to meet industry standards, we will incur substantial litigation, judgment, product liability, and product recall costs, which will increase our losses and negatively affect our brand name reputation and product sales.

Defects may be found in our products. Any such defects could cause us to incur significant return and exchange costs, re-engineering costs, divert the attention of our engineering personnel from product development efforts, and cause significant customer relations and business reputation problems. Any such defects could force us to undertake a product recall program, which could cause us to incur significant expenses and could harm our reputation and that of our products. If we deliver products with defects, our credibility and the market acceptance and sales of our products could be harmed.

Moreover, we may be subject to liability for any accidents or injury that may occur in connection with the use of our products. We believe we are adequately insured in the event such claims are brought. If we are unable to obtain such insurance, product liability claims could adversely affect our brand name reputation, revenues and ultimately lead to losses. The occurrence of any claims, judgments, or product recalls will negatively affect our brand name image and product sales, as well as lead to additional costs.

Our commercial success depends significantly on our ability to develop and commercialize our potential products without infringing the intellectual property rights of third parties.

Our commercial success will depend, in part, on operating our business without infringing the patents or proprietary rights of third parties. Third parties that believe we are infringing on their rights could bring actions against us claiming damages and seeking to enjoin the development, marketing and distribution of our products. If we become involved in any litigation, it could consume a substantial portion of our resources, regardless of the outcome of the litigation. If any of these actions are successful, we could be required to pay damages and/or to obtain a license to continue to develop or market our products, in which case we may be required to pay substantial royalties. However, any such license may not be available on terms acceptable to us or at all. Ultimately, we could be prevented from commercializing a product or forced to cease some aspect of our business operations as a result of patent infringement claims, which would harm our business.

Because our articles of incorporation and bylaws and Delaware law limit the liability of our officers, directors, and others, shareholders may have no recourse for acts performed in good faith.

Under our articles of incorporation, bylaws and Delaware law, each of our officers, directors, employees, attorneys, accountants and agents are not liable to us or the shareholders for any acts they perform in good faith, or for any non-action or failure to act, except for acts of fraud, willful misconduct or gross negligence. Our articles and bylaws provide that we will indemnify each of our officers, directors, employees, attorneys, accountants and agents from any claim, loss, cost, damage liability and expense by reason of any act undertaken or omitted to be undertaken by them, unless the act performed or omitted to be performed constitutes fraud, willful misconduct or gross negligence.

Legislation, including the Sarbanes-Oxley Act of 2002, may make it more difficult for us to retain or attract officers and directors.

The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934. As a public company, we are required to comply with the Sarbanes-Oxley Act. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We continue to evaluate and monitor developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Because the industry is dependent upon general economic conditions and uncertainties, future developments could result in a material adverse effect on our business.

US trade & industry is subject to economic changes and periodical fluctuations. Prolonged declines in the economy and/or a recession could have a material adverse effect on our business. The national economy is affected by numerous factors and conditions, all of which are beyond our control, including (a) Interest rates; (b) Inflation; (c) Employment levels; (d) Changes in disposable income; (e) Financing availability; (f) Federal and state income tax policies; (g) tariffs and import/export fees; and (g) Consumer confidence.

There is currently no public market for our common stock. Failure to develop or maintain a trading market could negatively affect its value and make it difficult or impossible for you to sell your shares.

There currently is no public market for our common stock as we have not been approved for trading by the Financial Industry Regulatory Agency (“FINRA”), and an active public market for our common stock may not develop. Failure to develop or maintain an active trading market could make it difficult for you to sell your shares or recover any part of your investment in us should you decide to convert some or all of your investment. Even if a market for our common stock does develop, the market price of our common stock may be highly volatile. In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, as yet unpredictable factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

Because the payment of dividends is at the discretion of the Board of Directors, investors may not realize cash dividends at the frequency or in the amounts they anticipate.

We have never declared or paid any cash dividends on our Common Stock. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Distributions to our stockholders are subordinate to the payment of our debts and obligations. If we have insufficient funds to pay our debts and obligations, distributions to stockholders will be suspended pending the payment of such debts and obligations. Accordingly, investors must rely on sales of their own Common Stock after price appreciation, which may never occur, as the only way to recover their initial investment.

We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced financial disclosure obligations, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. We may take advantage of these provisions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company upon the earliest to occur of: the last day of the fiscal year in which we have more than $1.0 billion in annual revenue; the date we qualify as a large accelerated filer, with at least $700 million of equity securities held by non-affiliates; the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; and the last day of the fiscal year ending after the fifth anniversary of our initial public offering. We may choose to take advantage of some but not all of these reduced reporting burdens. If we take advantage of any of these reduced reporting burdens in future filings, the information that we provide our security holders may be different than you might get from other public companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Provisions of our certificate of incorporation, by-laws, Delaware law and the convertible notes may have anti-takeover effects that could prevent a change in control even if the change in control would be beneficial to our stockholders.

Provisions of our certificate of incorporation, by-laws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

•

our Board of Directors has the right to elect directors to fill a vacancy created by the expansion of the Board of Directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board of Directors;

•

stockholders must provide advance notice to nominate individuals for election to the Board of Directors or to propose matters that can be acted upon at a stockholders’ meeting; such provisions may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company; and

•

our Board of Directors may issue, without stockholder approval, shares of up to 25,000 currently undesignated preferred stock; the ability to issue undesignated preferred stock makes it possible for our Board of Directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

Further, as a Delaware corporation, we are also subject to certain Delaware law anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the Board of Directors has approved the transaction. Our Board of Directors could rely on Delaware law to prevent or delay an acquisition of us. Additionally, certain provisions of the convertible notes could make it more difficult or more expensive for a third party to acquire us or could also have the effect of delaying or reducing the likelihood of a change in control of us even if such acquisition or change of control may be favorable to our stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located at 835 Innovation Drive, Suite 200, Knoxville, TN 37932. The office is rented on a sublease basis from Remaxco Technologies, LLC, which sublets only the portion of office and workshop space that the Company utilizes.  This rental rate is at the same price as Remaxco pays the landlord.  Rental payments are current.  We believe that our properties are adequate for our current needs, but growth potential may require a separate, and larger facility due to anticipated addition of production equipment and personnel. We do not have any policies regarding investments in real estate, securities or other forms of property.

Item 3. Legal Proceedings

The Company may, from time to time, become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company is currently not aware of any such legal proceedings that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is currently no public market for our Common Stock.  While we are a publicly reporting Company and file our reports with the SEC, we anticipate that during the latter part of 2018, the Company will be registering with the Financial Industry Regulatory Agency to obtain a ticker symbol and begin trading on an exchange.

Holders of Our Common Stock

As of December 31, 2017, we had 72,793,709 shares of our common stock issued and outstanding, held by 69 shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Delaware Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.      we would not be able to pay our debts as they become due in the usual course of business, or;

2.      our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities

In January 2016, the Company issued 4,655,338 shares to the shareholders of CornerWorld Corporation in connection with CornerWorld’s spin out of the Woodland operating subsidiary (now 4M Carbon Fiber Corp.).  Simultaneously, CornerWorld surrendered its 100 shares (100%) equity back to the Company resulting in the issued and outstanding shares of the Company being 4,655,338 shares of common stock.

•

On April 5, 2017, the Company issued 5,220,000 shares of common stock at an average price of $0.01 per share (par value at the time of issuance) to an officer who is also an accredited investor.

•

On April 5, 2017, the Company issued 5,220,000 shares of common stock at an average price of $0.01 per share (par value at the time of issuance) to a consultant who is also an accredited investor.

•

On April 6, 2017, the Company issued 55,000,000 shares of common stock in connection with the acquisition of 4M Industrial Oxidation, LLC., (4M).  The shares were issued in consideration of 100% of the membership interest in 4M.

•

On April 22, 2017, the Company issued 83,333 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $50,000.

•

On April 25, 2017, the Company issued 83,333 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $50,000.

•

On April 26, 2017, the Company issued 200,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $120,000.

•

On May 8, 2017, the Company issued 420,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,200.

•

On May 15, 2017, the Company, by majority written consent of its shareholders, the Company adjusted the par value of its common stock from $0.01 per share to $0.0001 per share.

•

On May 18, 2017, the Company issued 33,334 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $20,000.

•

On May 19, 2017, the Company issued 83,334 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $50,000.

•

On June 13, 2017, the Company issued 41,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,000.

•

On August 18, 2017, the Company issued 34,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $15,300.

•

On September 11, 2017, the Company issued 33,334 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $20,000.

•

On September 18, 2017, the Company issued 20,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $12,000.

•

On September 20, 2017, the Company issued 16,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $10,000.

•

On September 27, 2017, the Company issued 45,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $27,000.

•

On September 28, 2017, the Company issued 16,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $10,000.

•

On September 29, 2017, the Company issued 250,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $50,000.

•

On October 2, 2017, the Company issued 83,333 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $150,000.

•

On October 16, 2017, the Company issued 66,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $40,000.

•

On October 16, 2017, the Company issued 166,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $100,000.

•

On October 17, 2017, the Company issued 50,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $30,000.

•

On October 24, 2017, the Company issued 50,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $30,000.

•

On October 25, 2017, the Company issued 41,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,000.

•

On October 26, 2017, the Company issued 41,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,000.

•

On October 26, 2017, the Company issued 41,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,000.

•

On October 26, 2017, the Company issued 50,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $30,000.

•

On October 27, 2017, the Company issued 150,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $90,000.

•

On October 27, 2017, the Company issued 166,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $100,000.

•

On October 31, 2017, the Company issued 333,334 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,000.

•

On October 31, 2017, the Company issued 41,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $200,000.

•

On November 8, 2017, the Company issued 25,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $15,000.

•

On November 9, 2017, the Company issued 20,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $12,000.

•

On November 13, 2017, the Company issued 42,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,200.

•

On November 14, 2017, the Company issued 50,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $30,000.

•

On November 22, 2017, the Company issued 166,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $100,000.

•

On November 24, 2017, the Company issued 166,700 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $100,020.

•

On November 25, 2017, the Company issued 50,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $30,000.

•

On November 27, 2017, the Company issued 41,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,000.

•

As of December 31, 2017, and December 31, 2016, there were 72,793,709 and 4,655,338 shares of common stock issued and outstanding, respectively.

The above offers and sales of the securities were made only to “accredited investors,” as defined in Rule 501(a) of Regulation D, in reliance on the exemptions contained in Section 4(a)(2) of the Securities Act, and Rule 506(b) of Regulation D promulgated thereunder, for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. No underwriter participated in the offer and sale of these securities, and no commission or other remuneration was paid or given directly or indirectly in connection therewith.

Use of Proceeds

The Company used the proceeds of the foregoing sales for general working capital purposes and to pay accrued salaries.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Results of Operations for the Years Ended December 31, 2017 and 2016

Revenues

We generated revenues of $154,206 for the year ended December 31, 2017, as compared with revenues of $-0- for the year ended December 31, 2016.  We expect that over the coming year revenue will be nominal and solely derived from additional testing of fiber production utilizing customer precursor materials, more substantial revenue will be derived when our carbon fiber facility comes on line, and from royalties earned from other manufacturers utilizing our patented technology.

Cost of Sales

Our cost of sales was $908,914 for the year ended December 31, 2017, as compared with cost of sales of $427,085 for the year ended December 31, 2016. The current years cost of sales increased versus the prior year with both years exceeding revenue as a result of costs associated with development and testing activities as the Company tests various techniques and configurations.  We therefore had a gross loss of $754,708 for the year ended December 31, 2017, as compared with a gross loss of $427,085 for the year ended December 31, 2016.

Operating Expenses

We incurred operating expenses of $751,050 for the year ended December 31, 2017, as compared with $102,777 for the year ended December 31, 2016.  Our operating expenses increased primarily as a result an increase of $246,397 in administrative payroll, associated taxes and benefit costs, $116,534 for legal, accounting, and compliance costs connected with our public reporting obligations, $160,000 on director fees, $120,000 on rent, and $108,119 on travel and overhead costs, as compared to $102,077 in rent and overhead costs for the year ended December 31, 2016.

We incurred other expenses of $45,707 for the year ended December 31, 2017, as compared with $9,129 for the year ended December 31, 2016.  We incurred interest expense of $40,509 for the year ended December 31, 2017, as compared with $9,129 for the year ended December 31, 2016.  Borrowings during the years ended December 31, 2017 and 2016, lead to our increased interest expense.  During the year ended December 31, 2017, we also charged to operations $5,198 as a loss from discontinued operations of Woodland Holdings, prior to our acquisition.

Net Loss

We incurred a net loss of $1,551,464 for the year ended December 31, 2017, as compared with a net loss of $538,991 for the year ended December 31, 2016.

Liquidity and Capital Resources

As of December 31, 2017, we had current assets of $1,460,139 and total assets of $2,143,750.  As of December 31, 2016, we had current assets of $50,993 and total assets of $863,673. The overall increase in current assets is primarily due to increases in cash of $1,258,580, and a net increase in fixed assets of $29,700.

We had current liabilities of $1,114,328 and total liabilities of $1,204,328 as of December 31, 2017. As of December 31, 2016, we had current and total liabilities of $635,067. The increase in liabilities is primarily a result of increases in related party loans of $200,000, accounts payable and accrued expenses of $261,315, accrued interest of $40,510, and the issuance of convertible debentures totaling $90,000.

As such, we had a working capital surplus of $345,811 and a working capital deficit of $425,305 as of December 31, 2017 and 2016, respectively.

Cash Flow Analysis

Operating activities used $1,159,933 in cash for the year ended December 31, 2016 as compared to $404,919 for the year ended December 31, 2016. The increase in cash used was primarily attributable to the operating loss of $1,551,464 offset by an increase in accrued expenses of $341,741 and a reduction accounts payable of $27,799.

Investing activities used $196,487 for the year ended December 31, 2017 as compared to $46,022 for the year ended December 31, 2016.  In 2017, the Company acquired a control block of shares in Woodland Holdings Corp in exchange for $100,000 in cash, and expended $96,487 on computers and equipment versus the $46,022 expended in the year ended December 31, 2016 for leasehold improvements.

Financing activities provided $2,615,000 for the year ended December 31, 20157 as compared to $425,000 for the year ended December 31, 2016.  Financing consisted of $2,135,000 from the sale of common shares, a $200,000 loan from a related party, member contribution of $190,000 and proceeds from convertible debentures of $90,000.

Convertible Debt

We have issued a number of convertible debentures in the aggregate principal amounts of $90,000 and $ -0- during the years ended December 31, 2017 and 2016, respectively.  These debentures are convertible at the greater of (a) 80% of the market price on the date of conversion or $2.00 per share, and are more fully described in the footnotes to our audited financial statements.

1.

On September 7, 2017, we borrowed $20,000 under the terms of a convertible promissory note.

2.

On September 13, 2017, we borrowed $20,000 under the terms of a convertible promissory note.

3.

On September 19, 2017, we borrowed $40,000 under the terms of a convertible promissory note.

4.

On September 22, 2017, we borrowed $10,000 under the terms of a convertible promissory note.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of our Company as a going concern.  While the Company had limited revenues and continuing losses from operations as of December 31, 2017, we currently have a cash balance of approximately $1,300,000 which is more than adequate for operations in the next twelve months.  We are currently in the planning and development phase of establishing our production facility with the goal of creating long term revenue generation within the next two years.

As our business develops, management anticipates that we will be dependent, for the near future, on additional investment capital to fund growth and operating expenses. The Company is continuing its efforts to raise additional funds through the capital markets.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that any accounting policies currently fit this definition.

Recently Issued Accounting Pronouncements

Revenue Recognition

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Share-Based Compensation: Modification Accounting.

In May 2017, the FASB issued an update to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. This authoritative guidance will be applied prospectively to awards modified following adoption and will be effective for 4M Carbon Fiber in the first quarter of fiscal 2019 with early adoption permitted. The impact of the adoption of this guidance will depend on whether the Company has any share-based payment awards or makes any future modifications of share-based payment awards.

Retirement Benefits.

In March 2017, the FASB issued authoritative guidance which requires companies to present the service cost component of net benefit cost in the same line items in which they report compensation cost. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The authoritative guidance will be effective for 4M Carbon Fiber in the first quarter of fiscal 2019 on a retrospective basis, with early adoption permitted. The adoption of this guidance is only expected to result in reclassification of other components of net benefit costs outside of income from operations and is not expected to have a significant impact on Alkame’s consolidated financial statements as the Company does not have such a plan at this time.

Business Combinations.

In January 2017, the FASB issued authoritative guidance that clarifies the definition of a business to help companies evaluate whether acquisition or disposal transactions should be accounted for as asset groups or as businesses. The authoritative guidance will be effective for 4M Carbon Fiber in the first quarter of fiscal 2019 on a prospective basis, with early adoption permitted. The impact of the adoption depends on the facts and circumstances of future acquisition or disposal transactions.

Income Taxes: Intra-Entity Asset Transfers.

In October 2016, the FASB issued authoritative guidance that requires entities to recognize at the transaction date the income tax consequences of intercompany asset transfers other than inventory.  The authoritative guidance will be effective for 4M Carbon Fiber in the first quarter of fiscal 2019, with early adoption permitted. Alkame is currently evaluating the effect of this new guidance on 4M Carbon Fiber’s consolidated financial statements.

Classification of Certain Cash Receipts and Cash Payments.

In August 2016, the FASB issued authoritative guidance which addresses classification of certain cash receipts and cash payments related to the statement of cash flows. The authoritative guidance will be effective for 4M Carbon Fiber in the first quarter of fiscal 2019. The adoption of this guidance is not expected to have a significant impact on 4M Carbon Fiber’s consolidated financial statements.

Share-Based Compensation.

In March 2016, the FASB issued authoritative guidance that simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. 4M Carbon Fiber plans to adopt the authoritative guidance effective in the first quarter of fiscal 2018. Upon adoption, 4M Carbon Fiber will elect to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. The new standard will result in the recognition of excess tax benefits in provision for income taxes rather than paid-in capital prospectively, which is expected to increase volatility in 4M Carbon Fiber’s results of operations. 4M Carbon Fiber will elect to apply the presentation requirements for cash flows related to excess tax benefits retrospectively. The presentation requirements for cash flows related to employee taxes paid for withheld shares will be presented as a financing activity retrospectively, as required. 4M Carbon Fiber expects cash flow from operations to increase, with a corresponding decrease in cash flow from financing activity as a result of the changes in the cash flow presentation.

Leases.

In February 2016, the FASB issued authoritative guidance for lease accounting, which requires lessees to recognize lease assets and liabilities on the balance sheet for certain lease arrangements that are classified as operating leases under the previous standard, and to provide for enhanced disclosures. The authoritative guidance will be effective for 4M Carbon Fiber in the first quarter of fiscal 2020 and should see 4M Carbon Fiber using a modified retrospective approach. Early adoption is permitted. 4M Carbon Fiber is currently evaluating the effect of this new guidance on 4M Carbon Fiber’s consolidated financial statements.

Financial Instruments: Classification and Measurement.

In January 2016, the FASB issued authoritative guidance that requires equity investments that do not result in consolidation, and are not accounted for under the equity method, to be measured at fair value, and requires recognition of any changes in fair value in net income unless the investments qualify for a new practicability exception. For financial liabilities measured at fair value, the change in fair value caused by a change in instrument-specific credit risk will be required to be presented separately in other comprehensive income. The authoritative guidance will be effective for 4M Carbon Fiber in the first quarter of fiscal 2019. Early adoption is permitted only for the provisions related to the recognition of changes in fair value of financial liabilities caused by instrument-specific credit risk4M Carbon Fiber is currently evaluating the effect of this new guidance on 4M Carbon Fiber’s consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Off Balance Sheet Arrangements

As of December 31, 2017, there were no off-balance sheet arrangements.

Inflation

The effect of inflation on the Company's revenue and operating results was not significant.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

4M CARBON FIBER CORP. AND SUBSIDIARY

Audited Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of 4M Carbon Fiber Corp. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying balance sheets of 4M Carbon Fiber Corp. and Subsidiary (the “Company”) as of December 31, 2017 and 2016 and the related statements of operations, shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

 We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

De Leon & Company, P.A. We have served as the Company’s auditor since 2016. Pembroke Pines, Florida
April 19, 2018

4M CARBON FIBER CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$ 1,309,573	$ 50,993
Accounts receivable (net of reserve for bad debts of $0 and $0, respectively)	566	-
Assets of discontinued operations	-	8,769
Prepaid license fees	150,000	150,000
Total current assets	1,460,139	209,762

Fixed assets:
Computer hardware	2,332	2,332
Equipment	696,025	599,538
Website and presentation templates	12,825	12,825
Leasehold improvements	96,605	96,605
Total fixed assets	807,787	711,300
Accumulated depreciation and amortization	(124,176)	(57,389)
Fixed and intangible assets, net	683,611	653,911

Total other assets	-	-

Total assets	$ 2,143,750	$ 863,673

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 416,364	$ 155,049
Accrued interest	58,013	17,503
Liabilities of discontinued operations	-	33,932
Deferred sales	11,368	-
Loans from related party	200,583	583
Notes payable	428,000	428,000
Total current liabilities	1,114,328	635,067

Long-term liabilities:
Convertible debt - long term (net of debt discount of $0 and $0, respectively)	90,000	-
Total long-term liabilities	90,000	-

Total liabilities	1,204,328	635,067

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock - par $0.0001; Authorized 25,000,000 shares; Issued and outstanding 0 and 0 shares, respectively	-	-
Common stock, par $0.0001; Authorized 250,000,000 shares, Issued and outstanding 72,793,709 and 4,655,338 shares, respectively	7,279	466
Additional paid-in capital	2,636,902	699,535
Stock to be issued	522,500	-
Subscriptions receivable	(104,400)
Treasury Stock, at cost, 3,664,641 and -0- shares, respectively	(100,000)	-
Retained earnings	(2,022,859)	(471,395)
Total stockholders' equity	939,422	228,606

Total liabilities and stockholders' equity	$ 2,143,750	$ 863,673

See accompanying notes to the consolidated financial statements
F-2

4M CARBON FIBER CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31, 2017	December 31, 2016

Income
Total Income	$ 154,206	$ -

Cost of Sales
Cost of services	866,495	427,085
Depreciation	42,419	-
Cost of sales	908,914	427,085

Gross profit	(754,708)	(427,085)

Operating expenses:
Selling expenses	-	-
General and administrative	726,681	102,777
Depreciation and amortization	24,368	-
Total operating expenses	751,050	102,777

Loss from operations	(1,505,757)	(529,862)

Other (Income) / Expenses:
Interest expense	40,509	9,129
(Gain) Loss from discontinued operations	5,198	-
Total other income (expenses)	45,707	9,129

Net profit	$ (1,551,464)	$ (538,991)

Per share data
Net Loss per share - basic and diluted	$ (0.03)	$ (0.12)

Weighted average number of
shares outstanding- basic and diluted	47,847,528	4,655,338

See accompanying notes to the consolidated financial statements
F-3

4M CARBON FIBER CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Treasury Stock				Additional		Total
	($.0001 par value)		($.0001 par value)		Subscriptions	Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Receivable	To be issued	Capital	Deficit	Equity (Deficit)

Balance, January 1, 2016	100	$ -	-	$ -	$ -	-	$ 653,447	$ 67,596	$ 721,043

Issuance of stock for:
Issuance of common - spinout of Corp to shareholders of CornerWorld Corp.	4,655,338	466	-	-			46,088	-	46,554
Cancellation of common shares - founders	(100)	-	-	-			-	-	-
		-	-	-
Net loss		-	-	-	-	-	-	(538,991)	(538,991)

Balance, December 31, 2016	4,655,338	466	-	-	-	-	699,535	(471,395)	228,605

Issuance of stock for:
Treasury shares acquired in acquisition				(100,000)					(100,000)
Issuance of common shares for acquisition of 100% membership in 4M Industrial Oxidation, LLC	55,000,000	5,500	-			-	544,500	-	550,000
Issuance of shares - stock subscription receivable	10,440,000	1,044			(104,400)		103,356		-
Issuance of common shares - sale of equity	2,698,371	270	-				1,289,511	-	1,289,781
Subscriptions receivable		-	-	-				-	0
Common stock to be issued		-	-	-		522,500	-	-	522,500

Net loss		-	-	-	-	-	-	(1,551,464)	(1,551,464)

Balance, December 31, 2017	72,793,709	$7,279	-	$ (100,000)	$ (104,400)	$ 522,500	2,636,902	$ (2,022,859)	$ 939,422

See accompanying notes to the consolidated financial statements
F-4

Consolidated Statements of Cash Flows

	For the years ended
	December 31, 2017	December 31, 2016
Cash flows from operating activities:
Net profit	$ (1,551,464)	$ (538,991)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	66,787	-
Changes in operating asset and liability account balances:
Accounts receivable	(566)	-
Deferred revenue	11,368	-
Prepaid expenses	-	(12,825)
Accrued interest	28,941	9,129
Accrued officers’ salaries and director’s compensation	312,800	-
Accounts payable and accrued expenses	(27,799)	137,768
Total adjustments	391,531	134,072

Net cash used in operating activities	(1,159,933)	(404,919)

Cash flows from investing activities
Acquisition of control stock	(100,000)	-
Computers and equipment	(96,487)	-
Leasehold improvements	-	(46,022)
Net cash used in investing activities	(196,487)	(46,022)

Cash flows from financing activities:
Proceeds from related party loan	200,000	-
Proceeds from member contributions	190,000	175,000
Proceeds from notes payable	-	250,000
Proceeds from convertible notes	90,000	-
Proceeds of sale of common stock	2,135,000
Net cash provided by financing activities	2,615,000	425,000

Net increase (decrease) in cash	1,258,580	(25,941)

Cash at beginning of period	50,993	31,110

Cash at end of period	$ 1,309,573	$ 5,169

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

See accompanying notes to the consolidated financial statements
F-5

4M Carbon Fiber Corp. and Subsidiary

Notes to the Consolidated Financial Statements

 For the years ended December 31, 2017 and 2016

1.

Organization and Nature of Operations

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

In early 2018, Woodland changed its name to 4M Carbon Fiber Corp (“4M”) and while fully reporting to the Securities Exchange Commission (SEC), expects to complete the process whereby it can begin trading on a public stock exchange in late 2018.

2.

Summary of Significant Accounting Policies

a)   Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. All inter-company accounts and transactions have been eliminated.

The Company’s fiscal year end is December 31.

b)  Principles of Consolidation

The consolidated financial statements include the accounts of 4M carbon Fiber Corp. (parent) and 4M Industrial Oxidation, LLC., our wholly owned subsidiary which has common ownership and management.  All intercompany balances and transactions have been eliminated.

c)  Use of Estimates

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

d)   Cash and Cash Equivalents / Concentration of Credit Risk

For purposes of the statement of cash flows, cash includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents.

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits.  We have never experienced any losses related to these balances.  Certain of our non-interest-bearing cash balances were at December 31, 2017 in excess of the federally insured limits.  The Company is working with the banks to distribute the excess balances in such a way that no account balances will be in excess of federally insured limits.

e)   Basic and Diluted Net Loss per Share

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

	As of
	December 31,
	2017	2016
Preferred Stock	-	-
Convertible notes payable	45,000	45,000

f)   Financial Instruments

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities and amounts due to related parties. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

g)   Income Taxes

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

h)   Revenue Recognition

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

Revenues are recognized upon shipment, provided that a signed purchase order has been received, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, and there are no remaining significant obligations. Reserves for sales returns and allowances, including allowances for so called “ship and debit” transactions, are recorded at the time of shipment, based on historical levels of returns and discounts, current economic trends and changes in customer demand. Certain transactions that are prepaid at time of order, are recognized at the time the merchandise ships from the facility to the customer.

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

i)   Accounts receivable and concentration of credit risk

Because the Company currently produces to order on a limited test basis, there is typically a prepayment required, with the balance due within 30 days of delivery.  The Company looks closely at the credit worthiness of its customers and determines the exposure it is willing to accept.  Go forward, long-term contracts will be negotiated and may lead to a concentration of credit risk due to the nature of those agreements, however, currently our sales are limited and to diverse, top rated firms that are evaluating the efficacy of our product.  Our concentration risk will be reevaluated on a quarterly basis.

j)   Allowance for doubtful accounts

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

At December 31, 2017 and 2016, the Company had an allowance for bad debts in the amount of $-0- and $-0- respectively.

k)  Related Party Transactions

The Company considers all officers, directors, senior management personnel, and senior level consultants to be related parties to the Company.

l)  Recent Accounting Pronouncements

Revenue from Contracts with Customers. The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Share-Based Compensation: Modification Accounting. In May 2017, the FASB issued an update to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. This authoritative guidance will be applied prospectively to awards modified following adoption and will be effective for 4M Carbon Fiber in the first quarter of fiscal 2019 with early adoption permitted. The impact of the adoption of this guidance will depend on whether the Company has any share-based payment awards or makes any future modifications of share-based payment awards.

Retirement Benefits. In March 2017, the FASB issued authoritative guidance which requires companies to present the service cost component of net benefit cost in the same line items in which they report compensation cost. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The authoritative guidance will be effective for 4M Carbon Fiber in the first quarter of fiscal 2019 on a retrospective basis, with early adoption permitted. The adoption of this guidance is only expected to result in reclassification of other components of net benefit costs outside of income from operations and is not expected to have a significant impact on Alkame’s consolidated financial statements as the Company does not have such a plan at this time.

Business Combinations. In January 2017, the FASB issued authoritative guidance that clarifies the definition of a business to help companies evaluate whether acquisition or disposal transactions should be accounted for as asset groups or as businesses. The authoritative guidance will be effective for 4M Carbon Fiber in the first quarter of fiscal 2019 on a prospective basis, with early adoption permitted. The impact of the adoption depends on the facts and circumstances of future acquisition or disposal transactions.

Income Taxes: Intra-Entity Asset Transfers. In October 2016, the FASB issued authoritative guidance that requires entities to recognize at the transaction date the income tax consequences of intercompany asset transfers other than inventory.  The authoritative guidance will be effective for 4M Carbon Fiber in the first quarter of fiscal 2019, with early adoption permitted. Alkame is currently evaluating the effect of this new guidance on 4M Carbon Fiber’s consolidated financial statements.

Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued authoritative guidance which addresses classification of certain cash receipts and cash payments related to the statement of cash flows. The authoritative guidance will be effective for 4M Carbon Fiber in the first quarter of fiscal 2019. The adoption of this guidance is not expected to have a significant impact on 4M Carbon Fiber’s consolidated financial statements.

Share-Based Compensation. In March 2016, the FASB issued authoritative guidance that simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows.

4M Carbon Fiber plans to adopt the authoritative guidance effective in the first quarter of fiscal 2018. Upon adoption, 4M Carbon Fiber will elect to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. The new standard will result in the recognition of excess tax benefits in provision for income taxes rather than paid-in capital prospectively, which is expected to increase volatility in 4M Carbon Fiber’s results of operations. 4M Carbon Fiber will elect to apply the presentation requirements for cash flows related to excess tax benefits retrospectively. The presentation requirements for cash flows related to employee taxes paid for withheld shares will be presented as a financing activity retrospectively, as required. 4M Carbon Fiber expects cash flow from operations to increase, with a corresponding decrease in cash flow from financing activity as a result of the changes in the cash flow presentation.

Leases. In February 2016, the FASB issued authoritative guidance for lease accounting, which requires lessees to recognize lease assets and liabilities on the balance sheet for certain lease arrangements that are classified as operating leases under the previous standard, and to provide for enhanced disclosures. The authoritative guidance will be effective for 4M Carbon Fiber in the first quarter of fiscal 2020 and should see 4M Carbon Fiber using a modified retrospective approach. Early adoption is permitted. 4M Carbon Fiber is currently evaluating the effect of this new guidance on 4M Carbon Fiber’s consolidated financial statements.

Financial Instruments: Classification and Measurement. In January 2016, the FASB issued authoritative guidance that requires equity investments that do not result in consolidation, and are not accounted for under the equity method, to be measured at fair value, and requires recognition of any changes in fair value in net income unless the investments qualify for a new practicability exception. For financial liabilities measured at fair value, the change in fair value caused by a change in instrument-specific credit risk will be required to be presented separately in other comprehensive income. The authoritative guidance will be effective for 4M Carbon Fiber in the first quarter of fiscal 2019. Early adoption is permitted only for the provisions related to the recognition of changes in fair value of financial liabilities caused by instrument-specific credit risk4M Carbon Fiber is currently evaluating the effect of this new guidance on 4M Carbon Fiber’s consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

m)   Inventory

Inventories are stated at the lower of cost or market, and consist of finished goods produced in accordance with Company specifications, work-in-process as such may exist from time to time at various supplier locations that may work with Company supplied goods and materials, and raw materials that are purchased in connection with upcoming production of goods.

n) Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2017, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as described.

o) Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities”.

Professional standards generally provide three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.  Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of “Conventional Convertible Debt Instrument”.

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

p) Long Lived Assets

The Company follows Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires those long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

q) Advertising

Advertising is expensed as incurred and is included in selling costs on the accompanying consolidated statements of operations. Advertising and marketing expense for the years ended December 31, 2017 and 2016 was approximately $7,684 and $2,850, respectively.

r) Shipping costs

Shipping costs are included in cost of goods sold and totaled approximately $-0- and $-0- for the years ended December 31, 2017 and 2016, respectively.

3.     Notes Payable, current and long-term

Current:

During the year ended December 31, 2015, the Company had through its 4MIO subsidiary borrowed $428,000 in 2-year notes from two investment groups.  The notes due dates have been extended to June 30, 2018.

During the year ended December 31, 2017, the Company entered into a demand note with its former parent company in the amount of $200,000.

 Long-term:

None.

4.

Convertible debt

In September 2017, the Company entered into four, two-year convertible debentures, totaling $90,000 with four accredited investors.  The debentures are convertible at the higher of (a) 80% of the market price on the date of conversion or (b) $2.00 per share.  The notes carry interest at eight percent (8%) per annum.

Date	Amount
September 7, 2017	$20,000
September 13, 2017	$20,000
September 19, 2017	$40,000
On September 22, 2017	$10,000
Total	$90,000

The Company computed the Beneficial Conversion Feature to determine any debt discount.  The computations indicated that no discount adjustment was required.

At December 31, 2017 and December 31, 2016 convertible notes and debentures consisted of the following:

	December 31, 2017	December 31, 2016
Convertible notes payable	$ 90,000	$ -
Unamortized debt discount	(-)	-
Carrying amount	$ 90,000	$ -
Less: current portion	(-)	-
Long-term convertible notes, net	$ 90,000	$ -

5.

Fair Value of Financial Instruments

ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement.

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of December 31, 2017:

Fair Value Measurements at December 31, 2017 using:
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:

Derivative Liabilities	$ -0-			$ -0-

The debt and warrant derivative liabilities is measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

As of December 31, 2017, the Company has no measurable derivative liabilities connected with debt or warrants.

6.

Prepaid Assets

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

As of December 31, 2017, and December 31, 2016, $84,506 and $107,069, respectively of the Company’s accounts payable are owed to two formerly related parties.

On August 1, 2015, 4M Industrial Oxidation, LLC entered into a 2-year commercial sub-lease with Remaxco Technologies, LLC. (a related party) with 5 one-year extensions.  The lease covers office and manufacturing / test facility areas, and carries a monthly lease payment of $10,000.  Currently, the lease has been extended through July 31, 2018.

8.

Stockholders’ Equity

Where applicable, all common share numbers have been restated to retroactively reflect, the acquisition of 4M by Woodland on April 6, 2017.

a)

Authorized

Authorized capital stock consists of:

•

250,000,000 shares of common stock with a par value of $0.0001 per share; and

•

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

•

On April 5, 2017, the Company issued 5,220,000 shares of common stock at an average price of $0.01 per share (par value at the time of issuance) to an officer who is also an accredited investor.

•

On April 5, 2017, the Company issued 5,220,000 shares of common stock at an average price of $0.01 per share (par value at the time of issuance) to a consultant who is also an accredited investor.

•

On April 6, 2017, the Company issued 55,000,000 shares of common stock in connection with the acquisition of 4M Industrial Oxidation, LLC., (4M).  The shares were issued in consideration of 100% of the membership interest in 4M.

•

On April 22, 2017, the Company issued 83,333 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $50,000.

•

On April 25, 2017, the Company issued 83,333 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $50,000.

•

On April 26, 2017, the Company issued 200,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $120,000.

•

On May 8, 2017, the Company issued 42,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,200.

•

On May 15, 2017, the Company, by majority written consent of its shareholders, the Company adjusted the par value of its common stock from $0.01 per share to $0.0001 per share.

•

On May 18, 2017, the Company issued 33,334 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $20,000.

•

On May 19, 2017, the Company issued 83,334 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $50,000.

•

On June 13, 2017, the Company issued 41,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,000.

•

On September 18, 2017, the Company issued 20,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $12,000.

•

On September 28, 2017, the Company issued 16,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $10,000.

•

On September 29, 2017, the Company issued 250,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $50,000.

•

On October 2, 2017, the Company issued 83,333 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $150,000.

•

On October 16, 2017, the Company issued 66,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $40,000.

•

On October 16, 2017, the Company issued 166,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $100,000.

•

On October 17, 2017, the Company issued 50,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $30,000.

•

On October 24, 2017, the Company issued 50,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $30,000.

•

On October 25, 2017, the Company issued 41,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,000.

•

On October 26, 2017, the Company issued 41,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,000.

•

On October 26, 2017, the Company issued 41,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,000.

•

On October 26, 2017, the Company issued 50,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $30,000.

•

On October 27, 2017, the Company issued 150,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $90,000.

•

On October 27, 2017, the Company issued 166,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $100,000.

•

On October 31, 2017, the Company issued 333,334 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,000.

•

On October 31, 2017, the Company issued 41,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $200,000.

•

On November 8, 2017, the Company issued 25,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $15,000.

•

On November 9, 2017, the Company issued 20,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $12,000.

•

On November 13, 2017, the Company issued 42,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,200.

•

On November 14, 2017, the Company issued 50,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $30,000.

•

On November 22, 2017, the Company issued 166,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $100,000.

•

On November 24, 2017, the Company issued 166,700 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $100,020.

•

On November 25, 2017, the Company issued 50,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $30,000.

•

On November 27, 2017, the Company issued 41,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,000.

•

As of December 31, 2017, and December 31, 2016, there were 72,793,709 and 4,655,338 shares of common stock issued and outstanding, respectively.

9.       Income Taxes

Deferred income tax assets as of December 31, 2017 of $525,943 resulting from net operating losses and future amortization deductions, have been fully offset by valuation allowances.  The valuation allowances have been established equal to the full amounts of the deferred tax assets, as the Company is not assured that it is more likely than not that these benefits will be realized.

Reconciliation between the statutory United States corporate income tax rate (21%) and the effective income tax rates based on continuing operations is as follows:

Year ended December 31,	2017	2016
Income tax benefit at Federal statutory rate of 21%	$(325,807)	$(113,188)
State Income tax benefit, net of Federal effect	(77,575)	(26,950)
Permanent and other differences	-	-
Change in valuation allowance	403,380	140,138
Total	$-	$-

Components of deferred tax assets were approximately as follows:

As at December 31,	2015	2014
Net operating loss	$525,943	$122,563
Asset impairment
Valuation allowance	(525,943)	(122,563)
Total	$-	$-

At December 31, 2017, the Company has available net operating losses of approximately $2,022,900 which may be carried forward to apply against future taxable income. These losses will begin to expire in 2032. Deferred tax assets related to these losses have not been recorded due to uncertainty regarding their utilization.

The provisions of ASC 740 require companies to recognize in their financial statements the impact of a tax position if that position is more likely than not to be sustained upon audit, based upon the technical merits of the position. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

Management does not believe that the Company has any material uncertain tax positions requiring recognition or measurement in accordance with the provisions of ASC 740. Accordingly, the adoption of these provisions of ASC 740 did not have a material effect on the Company’s financial statements. The Company’s policy is to record interest and penalties on uncertain tax positions, if any, as income tax expense.

The Company has not filed its applicable Federal and State tax returns for the year ended December 31, 2017. The Company has filed an extension for the 2017 filing.

The Company entered into a share exchange agreement during fiscal year 2017, as a result, pursuant to Internal Revenue Code Section 382, the amount of future taxable income that can be offset by pre-share exchange agreement net operating losses may be limited. The deferred tax asset derived from these tax loss carry-forwards have been included in consolidated deferred tax assets- net operating loss carry-forwards, and a full valuation allowance has been established since it is not more likely than not that such benefits will be recovered.

10.          Commitments and Contingencies

Litigation

The Company may, from time to time, become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company is currently not aware of any such legal proceedings that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

Material Agreements

On August 1, 2015, 4M Industrial Oxidation, LLC entered into a 2-year commercial sub-lease with Remaxco Technologies, LLC. with 5 one-year extensions.  The lease covers office and manufacturing / test facility areas, and carries a monthly lease payment of $10,000.  Currently, the lease has been extended through July 31, 2018.

11.

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

12.    Subsequent Events

We have evaluated subsequent events through the date the consolidated financial statements were available to be issued, and did not have any material recognizable subsequent events, other than the following:

Stock Issuances

The following share issuances took place after December 31, 2017, but were effective as of the date funds were deposited with the Company and constitute the “Stock to Be Issued” line item in the equity section of our Balance Sheet.

•

On August 18, 2017, the Company issued 34,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $15,300.

•

On September 11, 2017, the Company issued 33,334 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $20,000.

•

On September 20, 2017, the Company issued 16,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $10,000.

•

On September 27, 2017, the Company issued 45,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $27,000.

•

On October 2, 2017, the Company issued 166,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $100,000.

•

On October 2, 2017, the Company issued 33,334 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $20,000.

•

On November 9, 2017, the Company issued 33,334 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $20,000.

•

On November 9, 2017, the Company issued 67,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $40,200.

•

On November 17, 2017, the Company issued 41,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,000.

•

On November 29, 2017, the Company issued 83,334 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $50,000.

•

On December 5, 2017, the Company issued 83,334 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $50,000.

•

On December 6, 2017, the Company issued 100,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $60,000.

•

On December 6, 2017, the Company issued 16,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $10,000.

•

On December 6, 2017, the Company issued 16,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $10,000.

•

On December 7, 2017, the Company issued 16,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $10,000.

•

On December 8, 2017, the Company issued 16,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $10,000.

The following shares were issued subsequent to December 31, 2017 and through the date of this report for investments received in that period:

•

On January 4, 2018, the Company issued 83,333 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $50,000.

•

On January 10, 2018, the Company issued 16,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $10,000.

•

On January 29, 2018, the Company issued 83,333 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $50,000.

•

On February 27, 2018, the Company issued 42,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,200.

•

On February 27, 2018, the Company issued 83,333 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $50,000.

•

On March 14, 2018, the Company issued 55,555 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $50,000.

•

On March 14, 2018, the Company issued 83,333 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $75,000.

•

On March 16, 2018, the Company issued 83,333 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $75,000.

•

On March 21, 2018, the Company issued 83,333 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $75,000.

•

On April 2, 2018, the Company issued 27,778 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $25,000.

•

On April 4, 2018, the Company issued 222,222 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $200,000.

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

During the two fiscal years ended December 31, 2015 and 2016, and through the date of dismissal, there were (i) no disagreements between the Company and MCG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of MCG, would have caused MCG to make reference thereto in their reports on the consolidated financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On March 31, 2017, the Company engaged De Leon & Company, P.A., (“De Leon”) as its new independent registered public accounting firm to audit its financial statements as of and for the year ended December 31, 2016.   During the previous two-year period, the Company did not consult with De Leon with respect to any issues nor was there any prior relationship between the Company and De Leon.

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

The Company’s management, with the participation of its chief executive officer and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2017. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of that date, the Company’s disclosure controls and procedures, were not effective simply due to the fact that the small size of the accounting department could not provide for adequate segregation of duties typically established in larger reporting companies.

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

As of December 31, 2017, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2016, as a result of the identification of the material weakness described below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

The material weaknesses identified are:

•

Lack of full time accounting staff resulting in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control. Our Company does not have a full time Controller or Chief Financial Officer and utilizes a part time consultant to perform these critical responsibilities;

•

lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

•

insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements; and

•

ineffective controls over period end financial disclosure and reporting processes.

Management believes that the material weaknesses set forth above did not have an effect on the Company's financial results. However, management believes that the lack of outside directors on the Company's board of directors can resulting in oversight in the establishing and monitoring of required internal controls and procedures which can affect the process of preparing Company's financial statements.

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

Management’s Remediation Plan

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, if and when the Company obtains sufficient capital resources, management intends to hire personnel with sufficient U.S. GAAP knowledge and experience and to segregate appropriate duties among them. In March 2018, the Board appointed Paresh Chari as a member to the Board.  Mr. Chari is deemed an independent director.  We also intend to appoint one or more independent members to our Board of Directors who shall also be appointed to a standing audit committee which will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management. While we are actively seeking outside members, including candidates with accounting experience, we cannot provide any assurance that we will be successful. Given the size of our Company, lack of revenues and current lack of financing to continue with our business, it is unlikely that we will be able to hire any additional personnel or that anyone will agree to join our Board until general economic conditions and our own business prospects improve significantly.

Management determined that a material weakness existed due to an inability to appropriately segregate duties in the Company’s accounting department due to its small size.  The Company has included additional reviews to mitigate the size of the accounting department and the overlap of responsibilities. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures to mitigate the weaknesses discussed above. Additionally, the Company plans on hiring a fulltime Controller or Chief Financial Officer when funds are sufficient.

Management also believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the financial reporting department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the financial reporting department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the Company may encounter in the future.

Management will continue to monitor and evaluate the effectiveness of its internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. We cannot assure you that, as circumstances change, any additional material weakness will not be identified.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Subsequent Events

We have evaluated subsequent events through the date the consolidated financial statements were available to be issued, and did not have any material recognizable subsequent events, other than the following:

Stock Issuances

The following share issuances took place after December 31, 2017, but were effective as of the date funds were deposited with the Company and constitute the “Stock to Be Issued” line item in the equity section of our Balance Sheet.

•

On August 18, 2017, the Company issued 34,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $15,300.

•

On September 11, 2017, the Company issued 33,334 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $20,000.

•

On September 20, 2017, the Company issued 16,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $10,000.

•

On September 27, 2017, the Company issued 45,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $27,000.

•

On October 2, 2017, the Company issued 166,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $100,000.

•

On October 2, 2017, the Company issued 33,334 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $20,000.

•

On November 9, 2017, the Company issued 33,334 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $20,000.

•

On November 9, 2017, the Company issued 67,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $40,200.

•

On November 17, 2017, the Company issued 41,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,000.

•

On November 29, 2017, the Company issued 83,334 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $50,000.

•

On December 5, 2017, the Company issued 83,334 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $50,000.

•

On December 6, 2017, the Company issued 100,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $60,000.

•

On December 6, 2017, the Company issued 16,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $10,000.

•

On December 6, 2017, the Company issued 16,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $10,000.

•

On December 7, 2017, the Company issued 16,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $10,000.

•

On December 8, 2017, the Company issued 16,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $10,000.

The following shares were issued subsequent to December 31, 2017 and through the date of this report for investments receive in that period:

•

On January 4, 2018, the Company issued 83,333 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $50,000.

•

On January 10, 2018, the Company issued 16,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $10,000.

•

On January 29, 2018, the Company issued 83,333 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $50,000.

•

On February 27, 2018, the Company issued 42,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,200.

•

On February 27, 2018, the Company issued 83,333 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $50,000.

•

On March 14, 2018, the Company issued 55,555 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $50,000.

•

On March 14, 2018, the Company issued 83,333 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $75,000.

•

On March 16, 2018, the Company issued 83,333 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $75,000.

•

On March 21, 2018, the Company issued 83,333 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $75,000.

•

On April 2, 2018, the Company issued 27,778 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $25,000.

•

On April 4, 2018, the Company issued 222,222 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $200,000.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company currently has five Directors.  Our Board of Directors is not currently divided into classes.

Name of Director	Age	Positions	Director Since
Robert M. Klawonn	51	Chief Executive Officer (Principal Executive Officer)	N/A
Joshua Kimmel	44	President and Director	March 31, 2017
Erwin Vahlsing, Jr.	62	Chief Financial Officer (Principal Financial Officer)	N/A
Rodney Grubb	60	Chief Operating Officer, President, Chairman of the Board	April 4, 2017
Truman Bonds	41	Chief Technology Officer, Director	April 4, 2017
Douglas Mentzer	43	Vice President Finance and Strategic Development, Director	April 4, 2017
Paresh M. Chari	67	Independent Director	March 28, 2018

Robert M. Klawonn was appointed as the Chief Executive Officer of the Company on May 1, 2018.  Mr. Klawonn has extensive international experience, forming multi-level corporate relationships in the highly competitive materials industries of iron & steel and carbon fibers.  From 1996 to 2006, Mr. Klawonn presented, negotiated and licensed market-leading, energy-intensive industrial technologies valued between $40 and $350 million thereby successfully maximizing the strategic investment value of the technologies.  From August 2008 to April 30, 2018, Mr. Klawonn led Toho Tenax America, Inc., the North American division of Toho Tenax Co., Ltd of Japan, the world’s number two carbon fiber producer’s US Division, while acting as President of its subsidiary company, Diversified Structural Composites, Inc. (Toho Tenax America daughter company), from July 1, 2015 to April 30, 2018.   Mr. Klawonn holds an B.S. in Mechanical Engineering from Bucknell University in Lewisburg, PA (1988) and an MBA from Robert Morris College in Pittsburgh, PA (2004).

Joshua M. Kimmel has been serving as the President and Chairman on the Board of Directors since March 31, 2017. Mr. Kimmel also served as the Company’s Chief Executive Officer form March 31, 2017 until May 1, 2018. He has served as the Executive Vice President of 4M Carbon Fiber Technologies, LLC since January 2017. Mr. Kimmel has 20 years of executive level expertise in multiple sectors including public company finance, private equity and large-scale commercialization.  In addition, Josh holds multiple patents related to vaporization and other alternative inhalation delivery methods for dispensing medications that include advanced device security technologies.  In July 2016, Josh founded Vision Digital, a full service digital agency specializing in both high-growth and development stage companies, and served as its Chief Executive Officer until January 2017.  Josh Kimmel served as the Chief Executive Officer for Breathe Ecig. Corp from February 2013 through January 2016 Mr. Kimmel developed an innovative entry into the E-cigarette market, possessing unique features not found in other market entries. He has patents pending that focus on consumer safety, including child lock features. Mr. Kimmel created proprietary handcrafted flavors manufactured in his hometown of Knoxville, Tennessee.  From September 2012 through June 2015, Mr. Kimmel has also served on the Board of Directors of Electronic Magnetic Power Solutions, which implements disruptive patented technology licensed from Virginia Tech University for the express purpose of alternative energy use in the consumer space.  From November 1999 through March 2009, Mr. Kimmel worked with Harold Katz as the Vice President of Operations for The Addison Restaurant Group on the creation and opening of multiple restaurants.

Erwin W. Vahlsing, Jr. is an accomplished financial executive with strong operational experience in both domestic and international organizations. He has managed finance departments in the manufacturing, service, and construction sectors. Mr. Vahlsing has proven his abilities in strategic planning, critical decision making, identifying cost-effective solutions, and developing highly creative financial solutions to turn around underperforming units and products.  Mr. Vahlsing has been the President of XBRL Associates for the last six years, providing outsourced CFO services to smaller public companies and companies intending to “go public.” His services include preparation of projections, financial modeling, financial statements, reports, and filings, as well as interfacing with SEC auditors and legal counsel to assure the quality and timeliness of all current reports (such as 10K, 10Q, and 8K SEC filings).  Mr. Vahlsing has held executive-level financial positions continuously since 1999, and controller-level positions since 1983 — all for companies with $2 million to $80 million in revenue. He holds a Master of Business Administration degree (concentration on Finance) from the University of Rhode Island and a Bachelor of Science degree in Accounting from the University of Connecticut.

Rodney G. Grubb serves as the Chairman and COO of 4M Carbon Fiber Corp. Grubb has more than 32 years of experience in operations and project management, energy and facility management and upgrade, program development and implementation, technology development and transfer, strategy and business development, engineering management, and staffing and administrative functions. Rodney holds a B.S. in Engineering Science and Mechanics from the University of Tennessee, an M.S. in Industrial Engineering from the University of Tennessee, and did doctoral work in Engineering Management at the University of Alabama. He is a Tennessee Registered Professional Engineer and has received Project Management Professional Certification from the Project Management Institute and Professional Engineering Manager Certification from the American Society for Engineering Management.

Dr. Truman A. Bonds currently serves as the Chief Technology Officer and Director of 4M Carbon Fiber Corp. In addition, he serves as the President of RMX Technologies. At 4M, he oversees the transfer of core plasma technology invented by RMX and leads the design and manufacturing work for the successful commercialization of its plasma oxidation technology. Prior to this he served as the Vice President of Research and Development at RMX Technologies, LLC where his duties included leading the experimental research group and operations focused on developing new technologies based on proprietary plasma technology from November/2011 to December/2016. From January/2017 to present, he began serving as President at RMX Technologies, LLC where his duties expanded to general company leadership, growth, and new product development. Dr. Bonds is leading the effort to develop new carbonization and surface treatment technologies for carbon fiber production, both of which are in partnership with the Oak Ridge National Laboratory.

Douglas D. Mentzer serves as Vice President of Finance and Strategic Development, and is a Director of 4M.  He is a financial advisor, educator, and speaker, and currently serves as President of The Mentzer Group, LLC, a full-service, independent investment advisory firm located in Knoxville, TN. Mr. Mentzer’s duties include financial planning and investment supervisory services, as well as business planning, development, management, and operations. Douglas teaches financial classes through the Oak Ridge Institute for Continued Learning, and his financial presentations have been widely attended all over Tennessee. Mr. Mentzer has received the Certified Funds Specialist and Certified Income Specialist designations from the Institute of Business and Finance, and is a member of the National Ethics Association. The Mentzer Group is a Registered Investment Advisor and insurance agency. Douglas founded The Mentzer Group in 2008, and prior to that served as an investment advisor for Brogan Financial, Inc. from 2004 to 2008. Mr. Mentzer is a founder and board member of RMX Technologies and was instrumental in fund raising and commercialization of the plasma oxidation technology.

Paresh M. Chari, CPA has been the President of Fluent Business Group at Mexichem, S.A.B. de C.V. since February 5, 2016. Mr. Chari serves as an Executive Advisor at Onward Capital LLC. He served as the Chief Executive Officer, President and Director at Dura-Line Holdings, Inc. since 1998. Mr. Chari re-joined Dura-Line in September 2005. He has held executive positions in various Fortune 500 companies including Kellogg Brown & Root (a Halliburton company), Enserch Corporation, Ameritech/AT&T Communications and Emerson Electric. He was associated with Dura-Line from 1996 to 2001 as President of its International Operations. He also served as the President at Mainetti Americas. He served as the President of Usa & Dura-Line until February 5, 2016. He held positions with several privately-held companies, including Jordan Industries, Sun Capital Partners and Mainetti Americas. He has completed executive strategy programs at Northwestern's Kellogg School of Management and is also a Certified Public Accountant. He serves as a Director of Dura-Line Holdings, Inc. Mr. Chari holds a Masters in Business Administration from the University of Michigan and Masters and Bachelor's degrees in Engineering from the Indian Institute of Technology and the National Institute of Technology.

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

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

Two of our officers and directors are related.  Douglas Mentzer our Vice President of Finance and Strategic Development and a Director is the brother in law of Truman Bonds our CTO and Director.  Aside from these two individuals, there are no other family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

During the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, Joshua Kimmel, at the address appearing on the first page of this annual report.

Code of Ethics

We have not adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

The following table summarizes the annual compensation of our Named Executive Officers (defined below), as of December 31, 2017. “Named Executive Officers,” consistent with Item 402(m) of Regulation S-K promulgated under the Exchange Act, include: (i) the Company’s Principal Executive Officer and individuals acting in a similar capacity during fiscal year 2017, regardless of compensation level; (ii) the Company’s two most highly compensated executive officers other than the Principal Executive Officer who were serving as executive officers at the end of fiscal year 2017; and (iii) up to two additional individuals who would have been included under (ii) above but for the fact that the applicable individual was not serving as an executive officer of the Company at the end of fiscal year 2017.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joshua Kimmel, Jr.	2017	120,000	0	0	0	0	0	0	120,000
President, Director and	2016	0	0	0	0	0	0	0	0
Former CEO (1)

Rodney Grubb	2017	120,000	0	0	0	0	0	0	120,000
Chief Operating Officer	2016	0	0	0	0	0	0	0	0
and Chairman of Board

Dr. Truman Bonds	2017	50,000	0	0	0	0	0	0	50,000
Chief Technology Officer	2016	0	0	0	0	0	0	0	0
and Director

(1) Robert M. Klawonn replaced Joshua M. Kimmel as the Company’s Chief Executive Officer on May 1, 2018.

Employment and Related Agreements

Joshua M. Kimmel

Effective as of January 1, 2018, the Company entered into an employment agreement with Joshua M. Kimmel pursuant to which Mr. Kimmel serves as the President of the Company.

•

Base Salary. During the Term, Mr. Kimmel’s annual base salary shall be $160,000.

•

Incentive Compensation. During the Term, Mr. Kimmel shall be eligible to receive variable cash incentive compensation as determined by performance goals established by the Board upon consultation with the Executive. Mr. Kimmel’s target annual incentive compensation shall be 200% of his Base Salary (“Annual Cash Compensation”).

•

Initial Equity Awards. The Company agreed to issue Mr. Kimmel 200,000 warrants to purchase shares of Common Stock (the “Initial Equity”). The warrants stock will vest in five equal quarterly installments on each three-month anniversary of the grant date, subject to continued employment of Mr. Kimmel other than as stated herein.

Rodney G. Grubb

Effective as of January 1, 2018, the Company entered into an employment agreement with Rodney G. Grubb pursuant to which Mr. Grubb serves as the Chief Operating Officer of the Company.

•

Base Salary. During the Term, Mr. Grubb’s initial annual base salary shall be $160,000.

•

Incentive Compensation. During the Term, Mr. Grubb shall be eligible to receive variable cash incentive compensation as determined by performance goals established by the Board upon consultation with the Executive. Mr. Grubb’s target annual incentive compensation shall be 200% of his Base Salary (“Annual Cash Compensation”).

•

Initial Equity Awards. The Company agreed to issue Mr. Grubb 200,000 warrants to purchase shares of Common Stock (the “Initial Equity”). The warrants stock will vest in five equal quarterly installments on each three-month anniversary of the grant date, subject to continued employment of Mr. Grubb other than as stated herein.

Truman A. Bonds

Effective as of January 1, 2018, the Company entered into an employment agreement with Truman A. Bonds pursuant to which Dr. Bonds serves as the Chief Technology Officer of the Company.

•

Base Salary. During the Term, Dr. Bonds’ initial annual base salary shall be $80,000.

•

Incentive Compensation. During the Term, Dr. Bonds shall be eligible to receive variable cash incentive compensation as determined by performance goals established by the Board upon consultation with the Executive. Dr. Bonds’ target annual incentive compensation shall be 200% of his Base Salary (“Annual Cash Compensation”).

•

Initial Equity Awards. The Company agreed to issue Dr. Bonds granted an aggregate of 200,000 shares of common stock (the “Initial Equity”). The Initial Equity shall be provided in a manner and form as mutually agreed by the parties, such as, by way of example and not limitation, warrants, options or the like, not later than 12 months from execution of the Agreement.

Douglas A. Mentzer

Effective as of January 1, 2018, the Company entered into an employment agreement with Douglas A. Mentzer pursuant to which Mr. Mentzer serves as the Vice President for Finance and Strategic Development of the Company.

•

Base Salary. During the Term, Mr. Mentzer’s initial annual base salary shall be $50,000.

•

Incentive Compensation. During the Term, Mr. Mentzer shall be eligible to receive variable cash incentive compensation as determined by performance goals established by the Board upon consultation with the Executive. Mr. Mentzer’s target annual incentive compensation shall be 200% of his Base Salary (“Annual Cash Compensation”).

•

Initial Equity Awards. The Company agreed to issue Mr. Mentzer granted an aggregate of 450,000 shares of common stock (the “Initial Equity”). The Initial Equity shall be provided in a manner and form as mutually agreed by the parties, such as, by way of example and not limitation, warrants, options or the like, not later than 12 months from execution of the Agreement.

Robert M. Klawonn

On May 1, 2018, the Company entered into an Employment Agreement, effective as of May 1, 2018 with Mr. Klawonn pursuant to which Mr. Klawonn serves as the Chief Executive Officer of the Company.

•

Base Salary. During the Term, Mr. Klawonn’s initial annual base salary shall be $300,000 (the “Base Salary”). Until the Company consummates an initial or alternative public offering of its securities, it may defer up to 20% of the Base Salary for a maximum of one year, dependent on the cash needs of the Company

•

Incentive Compensation. During the Term, Mr. Klawonn shall be eligible to receive annual cash incentive compensation (“Annual Cash Incentive Compensation”) as determined by performance goals established by the Board upon consultation with the Executive. The maximum Annual Cash Incentive Compensation shall be 100% his Base Salary, pro-rated for the first year of the Initial Term.

•

Initial Equity Awards. The Company agreed to issue Mr. Klawonn with an aggregate value of 4,500,000 shares of common stock as an initial equity award (the “Initial Equity Award”). The Initial Equity Award shall be provided for in shares of time-based restricted stock units and vest in equal monthly installments throughout the Initial Term, commencing on the Effective Date and each subsequent three-month anniversary thereof, subject to the continued employment of the Executive other than as stated in the Employment Agreement and restricted to the terms and conditions of a Restricted Stock Award to be entered into by the Company and the Executive.

•

Signing Bonus.  The Company has agreed to pay Mr. Klawonn a $100,000 signing bonus, payable within 30 days of the Effective Date or deferred at the sole discretion of the Company and payable in six equal monthly installments.  The signing bonus shall be immediately payable in the event upon the completion of a Public Offering or at the discretion of the Board.

•

Equity Compensation. During the Initial Term, Mr. Klawonn will be eligible to participate to receive equity compensation of a minimum of 4.5 million (4,500,000) shares of common stock, as determined by performance goals established by the Board of Directors.  For each calendar year during the Term, the Executive is eligible to receive annual equity grants.

•

Claw-back Provisions.   All incentive-based compensation received by the Executive is subject to deductions and claw-back as may be required pursuant to law, government regulation or stock exchange requirement (or any policy adopted by the Company pursuant thereto).

The following provisions are the same in each employment agreement described above.

•

Term. The term of each Employment Agreement is from the Effective Date until the third anniversary of the Effective Date (the “Initial Term”) and shall automatically renew for successive one-year periods (each, an “Extended Term”), unless written notice of non-renewal is given by either party to the other not less than 180 days prior to the end of the Initial Term or any Extended Term. As used herein, “Term” shall include the Initial Term and any Extended Term, but the Term shall end upon any termination of the Employment Agreement with the Company as provided therein. Notwithstanding the foregoing, in the event a Change in Control (as defined in the agreement) occurs during the Initial Term or any Extended Term, the Term shall be extended until 18 months after the Change in Control.

•

Termination.  The Employment Agreement may be terminated by the Company with or without Cause (as defined therein) or by the Executive with or without Good Reason (as defined therein).

•

Termination by the Company Without Cause or by the Executive with Good Reason. During the Term, if the Executive’s employment is terminated by the Company without Cause or the Executive terminates his employment for Good Reason, then the Company shall pay the Executive any vested benefits the Executive may have under any employee benefit plan of the Company through the date of termination, which vested benefits shall be paid and/or provided in accordance with the terms of such employee benefit plans (collectively, the “Accrued Benefit”). In addition, subject to the Executive signing a separation agreement, the Company shall pay the Executive an amount equal to one time the sum of (A) the Executive’s Base Salary plus (B) the Executive’s Annual Cash Incentive Compensation (the “Severance Amount”).  Also, (i) all time-based equity awards (including any awards originally subject to performance vesting conditions that remain subject to time-based vesting after satisfaction of such performance conditions) held by the Executive in which the Executive would have vested solely if he had remained employed for an additional 24 months following the Date of Termination shall vest and become exercisable or non-forfeitable and (ii) all performance-based equity awards held by the Executive in which the Executive would have vested had he remained employed through the end of the performance period in respect of each such award shall become vested as of the end of such performance period(s) based on the Company’s actual performance through the end of such performance period(s) but such amount shall be further prorated in the manner set forth in the applicable award agreement; and (iii) for a period of 18 months following the Date of Termination or until the Executive becomes covered under a group health plan of another employer, whichever is earlier, subject to the Executive’s continued copayment of premium amounts in amounts consistent with that applicable to active employees, the Executive, the Executive’s spouse and dependents shall continue to participate in the Company’s health insurance plan (medical, dental and vision) upon the same terms and conditions in effect for other executives of the Company; provided, however, that the continuation of health benefits under this Subsection shall reduce and count against the rights of the Executive, the Executive’s spouse and dependents under COBRA.

•

Change in Control Benefits. During the Term, if upon or within 18 months after a Change in Control, the Executive’s employment is terminated by the Company without Cause or the Executive terminates his employment for Good Reason, then, subject to the signing of the Separation Agreement and Release by the Executive and the Separation Agreement and Release becoming irrevocable, all within 60 days after the Date of Termination, (i) the Company shall pay the Executive a lump sum in cash in an amount equal to 300% of the sum of (A) the Executive’s current Base Salary (or the Executive’s Base Salary in effect immediately prior to the Change in Control, if higher) plus (B) the Executive’s Annual Cash Incentive Compensation; and (ii) all equity awards held by the Executive shall immediately accelerate and become fully vested, exercisable (if applicable) and nonforfeitable; and (iii) for a period of 18 months following the Date of Termination or until the Executive becomes covered under a group health plan of another employer, whichever is earlier, subject to the Executive’s continued copayment of premium amounts in amounts consistent with that applicable to active employees, the Executive, the Executive’s spouse and dependents shall continue to participate in the Company’s health insurance plan (medical, dental and vision) upon the same terms and conditions in effect for other executives of the Company.

•

Change in Control. The term “Change in Control” shall mean any of the following: (i) any “Person,” as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended and in effect from time to time (the “Exchange Act”) (other than the Company, any of its subsidiaries, or any trustee, fiduciary or other person or entity holding securities under any employee benefit plan or trust of the Company or any of its subsidiaries), together with all “affiliates” and “associates” (as such terms are defined in Rule 12b-2 under the Exchange Act) of such person, shall become the “beneficial owner” (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company’s then outstanding securities having the right to vote in an election of the Company’s Board of Directors (“Voting Securities”) (in such case other than as a result of an acquisition of securities directly from the Company); or (ii) the consummation of a consolidation, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company in a single transaction or series of related transactions (a “Corporate Transaction”); excluding, however, a Corporate Transaction in which the stockholders of the Company immediately prior to the Corporate Transaction, would, immediately after the Corporate Transaction, beneficially own (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, shares representing in the aggregate more than 50% of the voting shares of the corporation issuing cash or securities in the Corporate Transaction (or of its ultimate parent corporation, if any); or (iii) persons who, as of the date hereof, constitute the Company’s Board of Directors (the “Incumbent Directors”) cease for any reason, including, without limitation, as a result of a tender offer, proxy contest, merger or similar transaction, to constitute at least a majority of the Board, provided that any person becoming a director of the Company subsequent to the date hereof shall be considered an Incumbent Director if such person’s election was approved by or such person was nominated for election by either (A) a vote of at least a majority of the Incumbent Directors or (B) a vote of at least a majority of the Incumbent Directors who are members of a nominating committee comprised, in the majority, of Incumbent Directors; but provided further, that any such person whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of members of the Board of Directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board, including by reason of agreement intended to avoid or settle any such actual or threatened contest or solicitation, shall not be considered an Incumbent Director; or (iv) any other acquisition of the business of the Company in which a majority of the Board votes in favor of a decision that a Change in Control has occurred within the meaning of this Agreement; or (v) the approval by the Company’s stockholders of any plan or proposal for the liquidation or dissolution of the Company.

Notwithstanding the foregoing, a “Change in Control” shall not be deemed to have occurred for purposes of the foregoing clause solely as the result of an acquisition of securities by the Company that, by reducing the number of shares of Voting Securities outstanding, increases the proportionate number of shares of Voting Securities beneficially owned by any person to 30% or more of the combined voting power of all then outstanding Voting Securities; provided, however, that if any person referred to in this sentence shall thereafter become the beneficial owner of any additional shares of Voting Securities (other than pursuant to a stock split, stock dividend, or similar transaction or as a result of an acquisition of securities directly from the Company) and immediately thereafter beneficially owns 50%  or more of the combined voting power of all then outstanding Voting Securities, then a “Change in Control” shall be deemed to have occurred for purposes of the foregoing clause.

Outstanding Equity Awards at Fiscal Year-End

There were no unexercised options, stock that has not vested, and equity incentive plan awards for any officer or employee as of December 31, 2017 and 2016, respectively.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

Provisions of our certificate of incorporation, by-laws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

•

our Board of Directors has the right to elect directors to fill a vacancy created by the expansion of the Board of Directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board of Directors;

•

stockholders must provide advance notice to nominate individuals for election to the Board of Directors or to propose matters that can be acted upon at a stockholders’ meeting; such provisions may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company; and

•

our Board of Directors may issue, without stockholder approval, shares of up to 25,000 currently undesignated preferred stock; the ability to issue undesignated preferred stock makes it possible for our Board of Directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

Further, as a Delaware corporation, we are also subject to certain Delaware law anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the Board of Directors has approved the transaction. Our Board of Directors could rely on Delaware law to prevent or delay an acquisition of us. Additionally, certain provisions of the convertible notes could make it more difficult or more expensive for a third party to acquire us or could also have the effect of delaying or reducing the likelihood of a change in control of us even if such acquisition or change of control may be favorable to our stockholders.

Other than disclosed under Employment Agreements above with Robert M. Klawonn, Joshua M. Kimmel, Dr. Truman A. Bonds, Rodney G. Grubb, and Douglas Mentzer we have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement or other termination of our directors or executive officers, or a change in control of our Company or a change in our directors’ or executive officers’ responsibilities following a change in control.

Director Compensation

The Company has accrued compensation for the four directors who held office during the year ended December 31, 2017.  Each director was entitled to receive $10,000 per quarter, which may be paid in cash, stock, or a combination thereof.  At December 31, 2017, the accrual totaled $160,000.

On March 28, 2018, Mr. Chari and the Company entered into a Director Agreement (the “Director Agreement”) pursuant to which Mr. Chari agreed to serve as a member of the Board of Directors in consideration for $10,000 per fiscal quarter, $5,000 (50%) of which is payable in shares of Common Stock of the Company. Also, pursuant to the Director Agreement, the Company granted Mr. Chari “tag-along rights” whereby that if at any time, one or more stockholders of the Company who (together with their affiliates holding no less than 51% of the outstanding Common Stock of the Company) propose to sell any shares of their Common Stock to an independent third party, Mr. Chari shall be permitted to participate in such sale on the terms and conditions set forth in the Director Agreement.

Other than the foregoing, we have no formal plan for compensating our directors for their services in their capacity as directors. Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors. Our Board of Directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 2, 2018, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown. Unless otherwise indicated below, each entity or person listed below maintains an address of 835 Innovation Drive, Ste. 200, Knoxville, TN 37932.

	Common Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)		Percent of Class (2)
Joshua Kimmel – President and Director	2,911,000		3.82%
Rodney Grubb – Chief Operating Officer and Chairman of the Board	17,392,508		22.83%
Erwin Vahlsing, Jr. – Chief Financial Officer	33,333		*
Truman A. Bonds – Chief Technology Officer and Director	8,681,677		11.40%
Douglas Mentzer – Vice President Finance and Strategic Development and Director	4,675,234		6.14%
Paresh M. Chari - Director	273,333	(3)	*
All Directors and Executive Officers as a Group (7 persons)	34,267,085		44.96%

5% Holders
Lawrence Leibowitz	5,220,000		6.85%
Richard Nixdorf	14,791,260		19.42%

* Represents less than 1%

(1) Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants.

(2) Based on 76,179,781 shares of Common Stock outstanding as of May 7, 2018.

(3) Includes 51,111 shares of Common Stock issuable upon the exercise of a warrant issued by the Company to Mr. Chari on April 4, 2018.

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted any equity compensation plans.

Changes in Control

We are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may result in a change in control of the Company.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities (each, a “Reporting Person”) to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file. Our executive officers and directors have not filed the required Form 3s; however, there is currently no market for our Common Stock. Our executive officers and directors will file the required forms in the near future.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

SEC rules require us to disclose any transaction or currently proposed transaction in which the Company is a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets as of the end of last two completed fiscal years. For purposes of this Item, (i) “related person” means any executive officer, director, nominee for director, or holder of 5% or more of the Company’s Common Stock, or an immediate family member of any of those persons; and (ii) “transaction” includes, but is not limited to, any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) or any series of similar transactions, arrangements or relationships.

•

On April 4, 2018, Mr. Paresh M. Chari, a member of the Board of Directors of the Company, invested $200,000 in the Company in exchange for 222,222 shares of Common Stock and a warrant exercisable for 51,111 shares of Common Stock for $0.90 per share from the date of issuance until the fifth anniversary of the date of issuance.  The warrant provides customary piggyback registration rights in the event the Company proposes to register any shares of Common Stock pursuant to a Form S-1 or S-3.  The exercise price and number of shares of Common Stock issuable upon the exercise of the warrant shall be adjusted in the event of stock splits, dividends or reclassifications affecting the Common Stock of the Company or reorganizations, merger or consolidation of the Company.  The securities were issued in reliance on the exemptions contained in Section 4(a)(2) of the Securities Act for transactions not involving any public offering.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board of Directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” Other than Paresh Chari, none of our officers qualify as independent due their executive officer status.  The Board has not determined if Mr. Chari qualifies as independent at this time.

Item 14. Principal Accounting Fees and Services

The following table shows the fees that were billed for the audit and other services provided by De Leon & Company, P.A. for the fiscal years ended December 31, 2017 and 2016.

Financial Statements for the Year Ended December 31,	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2017	$ 30,700	$-	$-	$-
2016	$ 22,735	$-	$-	$-

Audit Fees — This category includes the audit of our annual consolidated financial statements, review of consolidated financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following consolidated financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description	Filed as an Exhibit and Incorporated by Reference Herein
2.1	Agreement and Plan of Merger, dated April 6, 2017, by and among Woodland Holdings Corporation, 4MIO Merger Sub, LLC and 4M Industrial Oxidation, LLC	Exhibit 2.1 to Form 8-K filed April 10, 2017
3.1	Certificate of Incorporation of Registrant	Exhibit 3.1 to Form 10 filed on March 17, 2015
3.2	Certificate of Amendment to Certificate of Incorporation of Registrant	Exhibit 3.1 to Form 8-K filed December 2, 2015
3.3	Certificate of Merger, dated April 6, 2017, filed with the Secretary of State of Tennessee on April 6, 2017	Exhibit 3.1 Form 8-K filed April 10, 2017
3.4	Certificate of Amendment to Certificate of Incorporation of Registrant	Exhibit 3.1 Form 8-K filed May 15, 2017
3.5	Certificate of Amendment to Certificate of Incorporation of Registrant	Exhibit 3.1 Form 8-K filed February 21, 2018
3.6	Bylaws1)	Exhibit 3.2 to Form 10 filed on March 17, 2015
10.1	Director Member Contract, dated March 28, 2018, between 4M Carbon Fiber Corp. and Paresh Chari	Exhibit 10.1 Form 8-K filed April 24, 2018
10.2*	Employment Agreement, dated January 1, 2018, between the Registrant and Joshua M. Kimmel
10.3*	Employment Agreement, dated January 1, 2018, between the Registrant and Rodney G. Grubb
10.4*	Employment Agreement, dated January 1, 2018, between the Registrant and Dr. Truman A. Bonds
10.5	Employment Agreement, dated May 1, 2018, between the Registrant and Robert M. Klawonn	Exhibit 10.1 to Form 8-K filed May 8, 2018
21.1*	Subsidiaries of the Company
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

4M Carbon Fiber Corp.

June 4, 2018	By:	/s/ Robert M. Klawonn
Robert M. Klawonn
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert M. Klawonn Robert M. Klawonn	Chief Executive Officer (Principal Executive Officer)	June 4, 2018

/s/ Joshua M. Kimmel	President and Director	June 4, 2018
Joshua M. Kimmel

/s/ Erwin W. Vahlsing, Jr. Erwin Vahlsing, Jr.	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 4, 2018

/s/ Rodney G. Grubb Rodney G. Grubb	Chief Operating Officer and Chairman of the Board	June 4, 2018