Form 10-K/A
period 2017-12-31
4M Carbon Fiber Corp.
filed 2018-06-11
CIK 1635965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K / Amendment 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2017 (the “Form 10K”), originally filed with the U.S. Securities and Exchange Commission on June 8, 2017 is to furnish Exhibit 101 to the Form 10-K (Interactive Data or XBRL files) which, due to a technical difficulty were not attached.

No other changes have been made to the Form 10-K. This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date.

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

4M Carbon Fiber Corp.

June 11, 2018	By:	/s/ Robert M. Klawonn
Robert M. Klawonn
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert M. Klawonn Robert M. Klawonn	Chief Executive Officer (Principal Executive Officer)	June 11, 2018

/s/ Joshua M. Kimmel	President and Director	June 11, 2018
Joshua M. Kimmel

/s/ Erwin W. Vahlsing, Jr. Erwin Vahlsing, Jr.	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 11, 2018

/s/ Rodney G. Grubb Rodney G. Grubb	Chief Operating Officer and Chairman of the Board	June 11, 2018