Form 10-Q
period 2018-03-31
4M Carbon Fiber Corp.
filed 2018-09-13
CIK 1635965

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

________________ __________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [ X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 76,901,637 as September 6, 2018.

4M CARBON FIBER CORP.

INDEX
			Page
PART I.	FINANCIAL INFORMATION
	ITEM 1	Financial Statements
		Consolidated balance sheets as of March 31, 2018 (unaudited), and December 31, 2017	F-1
		Consolidated statements of operations for the three months ended March 31, 2018 and 2017 (unaudited)	F-2
		Consolidated statements of cash flows for the three months ended March 31, 2018 and 2017 (unaudited)	F-3
		Notes to condensed consolidated financial statements (unaudited)	F4-F12
	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-18
	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	18
	ITEM 4.	Controls and Procedures	18-19
PART II.	OTHER INFORMATION
	ITEM 1.	Legal Proceedings	19
	ITEM 1A.	Risk Factors	19
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
	ITEM 3.	Defaults Upon Senior Securities	18
	ITEM 4.	Mine Safety Disclosures	18
	ITEM 5.	Other Information	18
	ITEM 6.	Exhibits	18
	SIGNATURES		19

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

4M CARBON FIBER CORP & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$ 1,208,491	$ 1,309,573
Accounts receivable (net of reserve for bad debts of $0 and $0, respectively)	566	566
Assets of discontinued operations	15,904	-
Prepaid license fees	150,000	150,000
Total current assets	1,374,961	1,460,139

Fixed assets:
Computer hardware	2,332	2,332
Equipment	696,025	696,025
Website and presentation templates	12,825	12,825
Leasehold improvements	96,605	96,605
Total fixed assets	807,787	807,787
Accumulated depreciation and amortization	(141,580)	(124,176)
Fixed assets, net	666,207	683,611

Total other assets	-	-

Total assets	$ 2,041,168	$ 2,143,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 349,320	$ 416,364
Accrued interest	66,326	58,013
Deferred sales	11,368	11,368
Loans from related party	278,000	278,000
Notes payable	350,584	350,584
Total current liabilities	1,055,598	1,114,328

Long-term liabilities:
Convertible debt - long term (net of debt discount of $0 and $0, respectively)	20,000	90,000
Total long-term liabilities	20,000	90,000

Total liabilities	1,075,598	1,204,328

Commitments and contingencies	-	-

Stockholders’ equity
Preferred Stock, par $0.0001; Authorized 25,000 shares, Issued and outstanding 0 and 0 shares, respectively	-	-
Common stock, par $0.0001; Authorized 250,000,000 shares, Issued and outstanding 75,854,781 and 72,793,709 shares, respectively	7,585	7,279
Additional paid-in capital	4,539,409	2,636,902
Subscriptions receivable	(104,400)	(104,400)
Stock to be issued	-	522,500
Treasury Stock, at cost, 3,664,641 and 3,664,641 shares, respectively	(100,000)	(100,000)
Accumulated deficit	(3,377,571)	(2,022,859)
Total stockholders' equity	934,259	939,422

Total liabilities and stockholders' equity	$ 2,041,168	$ 2,143,750
F-1
See accompanying notes to the consolidated financial statements

4M CARBON FIBER CORP & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	March 31, 2018	March 31, 2017
Income
Total Income	$ -	$ 48,020

Cost of sales	-	-

Gross profit	-	48,020

Operating expenses:
General and administrative	1,328,446	257,688
Depreciation and amortization	17,404	11,830
Total operating expenses	1,345,850	269,518

Loss from operations	(1,345,850)	(221,498)

Other Expenses:
Interest expense	8,314	9,444
Loss from discontinued operations	-	5,198
Total other expenses	8,314	14,642

Net loss	$ (1,354,164)	$ (236,140)

Per share data
Net Loss per share - basic and diluted	$ (0.02)	$ (0.05)

Weighted average number of
shares outstanding- basic and diluted	74,119,582	4,655,338

F-2
See accompanying notes to the unaudited condensed consolidated financial statements

4M CARBON FIBER CORP & SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	For the three-month period ended
	March 31, 2018	March 31, 2017

Cash flows from operating activities:
Net loss	$ (1,355,476)	$ (236,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts	-	-
Depreciation and amortization	17,404	11,830
Common stock issued for services	924,958	-
Changes in operating asset and liability account balances:
Prepaid expenses	(15,904)	-
Accrued interest	9,625	9,444
Accounts payable and accrued expenses	(67,045)	(9,131)
Total adjustments	867,727	12,143

Net cash used in operating activities	(486,437)	(223,997)

Cash flows from investing activities
Acquisition of control stock	-	(100,000)
Computers and equipment	-	(46,849)
Net cash used in investing activities	-	(146,849)

Cash flows from financing activities:
Proceeds from related party loan	-	200,000
Proceeds from member contributions	-	190,000
Proceeds of sale of common stock	385,355	-
Net cash provided by financing activities	385,355	390,000

Net increase (decrease) in cash	(101,082)	19,154

Cash at beginning of period	1,309,573	50,829

Cash at end of period	$ 1,208,491	$ 69,983

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Supplemental Schedules of Noncash Investing and Financing Activities:
Conversion of convertible debt to equity	$ 70,000	$ -

F-3
See accompanying notes to the consolidated financial statements

4M Carbon Fiber Corp. and Subsidiary

Notes to the Unaudited Consolidated Financial Statements

 For the three months ended March 31, 2018 and 2017

 1.

Basis of Presentation

Interim Unaudited Consolidated Financial Statements

The unaudited interim consolidated financial statements of 4M Carbon Fiber Corporation (the “Company,” “4MCF,” “we,” “our” or “us”) as of March 31, 2018 and for the three-month periods ended March 31, 2018 and 2017 contained in this Quarterly Report (collectively, the “Unaudited Interim Consolidated Financial Statements”) were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for all periods presented. The results of operations for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year.

The accompanying Unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with the regulations for interim financial information of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements.  In the opinion of management, the unaudited accompanying statements of financial condition and related interim statements of operations, cash flows, and stockholders’ deficit include all adjustments (which consist only of normal and recurring adjustments) considered necessary for a fair presentation in conformity with U.S. GAAP. These Unaudited Interim Consolidated Financial Statements should be read in conjunction with the 4M Carbon Fiber Corp. consolidated financial statements as of and for the year ended December 31, 2017, as filed with the SEC on Form 10-K.

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

·

Scott Beck, V. Chase McCrea III and Marc Blumberg resigned from all of their positions with the Company and Joshua M. Kimmel was appointed as the Company’s Chief Executive Officer and President and as a member to the Board of Directors of the Company;

·

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

On April 4, 2017, the Board of Directors of the Company appointed Rodney G. Grubb as the Chairman of the Board, and Dr. Truman A. Bonds and Douglas D. Mentzer as directors.  Each director serves for a period of one year, until the next annual stockholders’ meeting and their respective successors are elected and qualified or upon their earlier resignation or removal:

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

 3.

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

At March 31, 2018, the Company had one bank account that exceeded the $250,000 FDIC limit.  The Company is in the process of opening additional accounts to eliminate the risk of loss.

d)   Accounts receivable and concentration of credit risk

The Company currently provides specialized testing services to various carbon fiber manufacturers and companies utilizing carbon fiber to evaluate the efficacy of the technology on their particular products and product lines.  The Company typically requires an upfront fee prior to setup and operation of the test runs.  At times, some accounts utilize more than the anticipated resources and additional services are invoiced after the fact.  This has minimized the risk of default in the collection of accounts receivable.  In addition, our concentration risk, which is evaluated on a quarterly basis is currently, was virtually eliminated.

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

At March 31, 2018 and December 31, 2017, the Company had an allowance for bad debts in the amount of $0 and $0, respectively.

f)   Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were dilutive potential securities as of March 31, 2018 in the form of convertible debt (see Note 5), however, due to the Company’s loss their effect on EPS was anti-dilutive and therefor did not affect the EPS calculation.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of March 31, 2018, with the exception of its notes payable. The carrying amounts of these liabilities at March 31, 2018 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of March 31, 2018 and therefore classified as Level 1 within our fair value hierarchy.

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

4.     Notes Payable

Notes Payable, others:

The Company owed $200,583 and $200,583 at March 31, 2018 and December 31, 2017, respectively, to a formerly related party and now an affiliate.  The relationship ceased to exist when 4MIO was merged into Woodland Holdings.

During the year ended December 31, 2015, the Company had through its 4MIO subsidiary borrowed $150,000 in 2-year notes from an investment group.  The notes due dates have been extended to June 30, 2019.

During the three months ended March 31, 2018 and 2017, the Company made no repayments of notes or accrued interest.

At March 31, 2018 and December 31, 2017, the Company has accrued interest of $67,638 and $58,013, respectively.

5.

Convertible debt

In September 2017, the Company entered into four, two-year convertible debentures, totaling $90,000 with four accredited investors.  The debentures are convertible at the higher of (a) 80% of the market price on the date of conversion or (b) $2.00 per share.  The notes carry interest at eight percent (8%) per annum.

Date	March 31, 2018	December 31, 2017
September 7, 2017	$20,000	$20,000
September 13, 2017	-	$20,000
September 19, 2017	-	$40,000
September 22, 2017	-	$10,000
Total	$20,000	$90,000

The Company computed the Beneficial Conversion Feature to determine any debt discount.  The computations indicated that no discount adjustment was required.

At March 31, 2018 and December 31, 2017 convertible notes and debentures consisted of the following:

	March 31, 2018	December 31, 2017
Convertible notes payable	$ 20,000	$ 90,000
Unamortized debt discount	(-)	(-)
Carrying amount	$ 20,000	$ 90,000
Less: current portion	(-)	(-)
Long-term convertible notes, net	$ 20,000	$ 90,000

6.

Related Party Transactions

Prior to the reverse merger of 4MIO with Woodland Holdings Corp. on April 6, 2017, approximately 95% of outstanding membership interests of 4MIO were owned by Remaxco Technologies, Inc. (“RMX”).  As a result, there are certain transactions between the companies which are disclosed below as well as other places in these footnotes (see Footnote 4).

In January 2016, the Company reclassified a Note Receivable of $150,000 due from RMX to Prepaid Licensing Fees.  This reclassification reflects a portion of the expected royalties that are to be paid to RMX and ORNL once the Plasma Oxidation ovens equipped with the technology begin to ship.

          Notes Payable to Related Parties:

On the following dates, the Company entered into individual eighteen-month promissory note agreements for an aggregate principal amount of $278,000 with a company of which our COO is a member.  Pursuant to the agreement, the loans bear interest at 10% per annum. (see Footnote 6)

Date	Amount
03/04/16	$ 50,000
03/11/16	50,000
09/30/16	58,000
10/05/16	60,000
10/20/16	60,000
Total	$ 278,000

The maturity amounts of the notes has been extended to June 30, 2018.

As of March 31, 2018, and 2017, $108,592 and $636 respectively, of the Company’s accounts payable are owed to two formerly related parties.

7.

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

·

On February 26, 2018, the Company issued 83,334 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $50,000 recorded as “stock to be issued” at the year ended December 31, 2017.

·       On February 26, 2018, the Company made stock granted to 15 employees totaling 875,000 shares of common stock.  The shares were priced at $0.60 per share, with $525,000 recorded as compensation expense.

·       On February 26, 2018, the Company issued 33,333 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $20,000 recorded as “stock to be issued” at the year ended December 31, 2017.

·

On February 26, 2018, the Company issued 33,333 shares of common stock at a price of $0.60 per share to an accredited investor in full settlement of a $20,000 convertible debenture.  Interest was waived at the time of conversion.

·

On February 27, 2018, the Company issued 42,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,200.

·

On February 27, 2018, the Company issued 66,667 shares of common stock at a price of $0.60 per share to an accredited investor in full settlement of a $40,000 convertible debenture.  Interest was waived at the time of conversion.

·

On February 27, 2018, the Company issued 83,333 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $50,000.

·

On March 8, 2018, the Company issued 8,333 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $5,000 recorded as “stock to be issued” at the year ended December 31, 2017.

·

On March 14, 2018, the Company issued 83,333 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $75,000.

·

On March 16, 2018, the Company issued 83,333 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $75,000.

·

On March 21, 2018, the Company issued 55,555 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $50,000.

·

On March 21, 2018, the Company issued 16,667 shares of common stock at a price of $0.60 per share to an accredited investor in full settlement of a $10,000 convertible debenture.  Interest was waived at the time of conversion.

·

On March 21, 2018, the Company issued 83,333 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $75,000.

·

On March 29, 2018, the Company issued 460,531 shares of common stock at a price of $0.60 per share to 23 consultants for services rendered.  The Company recorded $276,320 as consulting expense.

·

On March 29, 2018, the Company issued 45,000 shares of common stock at a price of $0.60 per share to an officer and director and recorded compensation expense of $27,000.

·

On March 29, 2018, the Company issued 45,000 shares of common stock at a price of $0.60 per share to an officer and director and recorded compensation expense of $27,000.

·

On March 29, 2018, the Company issued 30,000 shares of common stock at a price of $0.60 per share to an officer and director and recorded compensation expense of $18,000.

·

On March 29, 2018, the Company issued 40,000 shares of common stock at a price of $0.60 per share to an officer and director and recorded compensation expense of $24,000.

·

On March 29, 2018, the Company issued 20,720 shares of common stock at a price of $0.60 per share to an employee and recorded compensation expense of $12,432.

·    On March 29, 2018, the Company issued 13,600 shares of common stock at a price of $0.60 per share to an employee and recorded compensation expense of $8,160.

·

On March 29, 2018, the Company issued 2,000 shares of common stock at a price of $0.60 per share to an employee and recorded compensation expense of $1,200.

·

On March 29, 2018, the Company issued 10,000 shares of common stock at a price of $0.60 per share to an employee and recorded compensation expense of $6,000.

·

As of March 31, 2018, and December 31, 2017, there were 75,854,781 and 72,794,376 shares of common stock issued and outstanding, respectively.

8.

Income Taxes

Deferred income tax assets as of March 31, 2018 and December 31, 2017 of $878,027 and $525,943, respectively, resulting from net operating losses and future amortization deductions, have been fully offset by valuation allowances.  The valuation allowances have been established equal to the full amounts of the deferred tax assets, as the Company is not assured that it is more likely than not that these benefits will be realized.

Reconciliation between the statutory United States corporate income tax rate (21%) and the effective income tax rates based on continuing operations is as follows:

	March 31, 2018	December 31, 2017
Income tax benefit at Federal statutory rate of 21%	$ (284,374)	$ (325,807)
State Income tax benefit, net of Federal effect	(67,708)	(77,575)
Permanent and other differences	-	-
Change in valuation allowance	351,558	403,380
Total	$ -	$ -

Components of deferred tax assets were approximately as follows:

	March 31, 2018	December 31, 2017
Net operating loss	$ 878,027	$ 525,943
Asset impairment	-	-
Valuation allowance	(878,027)	(525,943)
Total	$ -	$ -

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

9.

Commitments and Contingencies

Litigation

The Company may, from time to time, become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company is currently not aware of any such legal proceedings that it believes will have, individually or in the aggregate, a material adverse effect on its business.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS:
Current assets	$ 319,983
Property & equipment	603,949
Furniture & fixtures	11,854
Leasehold improvements	73,127
Total	$ 1,008,913

LIABILITIES:
Current liabilities	$ 388,086
Net purchase price	$ 620,827

11.      Subsequent Events

We have evaluated subsequent events through the date of issuance of the unaudited condensed consolidated financial statements, and below are the material recognizable subsequent events.

o

On April 2, 2018, the Company issued 27,778 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $25,000.

o

On April 4, 2018, the Company issued 222,222 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $200,000.

o

On April 6, 2018, the Company issued 25,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $15,000.

o

On April 27, 2018, the Company issued 15,000 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $13,500.

o

On April 27, 2018, the Company issued 25,000 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $22,500.

o

On May 15, 2018, the Company issued 55,556 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $50,000.

o

On May 17, 2018, the Company issued 15,000 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $3,500.

o

On May 17, 2018, the Company issued 7,000 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $6,300.

o

On May 30, 2018, the Company issued 111,112 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $100,000.

o

On May 30, 2018, the Company issued 83,333 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $30,000.

o

On June 4, 2018, the Company issued 33,333 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $29,970.

o

On June 28, 2018, the Company issued 50,000 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $45,000.

o

On June 28, 2018, the Company issued 33,300 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $29,970.

o

On June 28, 2018, the Company issued 27,778 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $25,000.

o

On June 28, 2018, the Company issued 83,333 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $75,000.

o

On June 28, the Company issued each of 2 consultants 10,000 shares of common stock at a price of $0.90 per share to for services rendered.  The Company recorded $18,000 as consulting expense.

o

On July 2, 2018, the Company issued 56,000 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $50,400.

o

On July 9, 2018, the Company issued 111,111 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $100,000.

o  On August 3, 2018, the Company issued 45,000 shares of common stock at a price of $1.12 per share to  an accredited investor in consideration of a cash investment of $50,400.

On May 1, 2018, the Board of Directors of the Company appointed Robert M. Klawonn as the Chief Executive Officer of the Company, effective immediately.  Mr. Klawonn replaced Joshua M. Kimmel as Chief Executive Officer.  Mr. Kimmel remains the Company’s President and a member of the Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

·

Scott Beck, V. Chase McCrea III and Marc Blumberg resigned from all of their positions with the Company and Joshua M. Kimmel was appointed as the Company’s Chief Executive Officer and President and as a member to the Board of Directors of the Company;

·    Scott Beck relinquished his security interest in the Company’s assets, pursuant to that certain Promissory Note, dated as of March 30, 2011, between the Company and Mr. Beck (the “Note”).  Mr. Beck also released the Company from responsibility for any accrued but unpaid interest and late fees accrued on the Note.

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

Results of Operations for the three months ended March 31, 2018 and 2017.

Operating Revenues

In the three-month periods ended March 31, 2018 and 2017 we generated $0 and $48,020, respectively, from the sales of testing services to prove product capabilities.  The decrease is due to the Company beginning its sales efforts with major potential customers, who have completed most of their required testing of the process and product prior to committing to purchases of full ovens, which require capital investments and appropriations.  In addition, beginning in the first quarter of 2018, we began the shift from equipment sales to carbon fiber manufacturing.  We expect this shift in business model will provide the Company with an opportunity for greater long-term growth and profitability.

Cost of Goods Sold

In the three-month periods ended March 31, 2018 and 2017, we incurred $-0- and $-0-, respectively.  The cost of development on the test production line and refinement of the process of production of carbon fiber are treated as R & D and expensed as incurred as part of the S, G & A expenses.

Gross profit (loss)

For the three-months ended March 31, 2018 and 2017, our gross profit loss was $0 and $148,020, respectively.  The decrease in gross profit in 2018, is due to no revenue in the period ended March 31, 2018.

Operating Expenses

Our operating expenses for the three-month periods ended March 31, 2018 and 2017 are outlined in the table below:

	Three Months Ended
	March 31,
	2018	2017

General and administrative	$ 1,328,446	$ 257,688
Depreciation and amortization	17,404	11,830
Total	$ 1,345,850	$ 269,518

Operating expenses for the three-months ended March 31, 2018 and 2017, was $1,345,850 and 269,518, respectively.  The increase in operating expense during the three-months ended March 31, 2018 versus 2017 is due in part to the reclassification of R&D costs to general and administrative, coupled with other increases in general and administrative costs including the increase in full-time employees and their associated payroll, professional fees for legal, accounting, and audit services required for SEC filing requirements, and other general and administrative costs due to the planned growth of the Company.

Other Expenses

In addition to operating expenses, we incurred interest expenses of $8,314 and $9,444 during the three-months ended March 31, 2018 and 2017, respectively.  The nominal increase in interest expense during the period ended March 31, 2018 is primarily attributable to the debt being outstanding for additional days in 2018 versus 2017.  In addition, for the three-month periods ended March 31, 2018 and 2017, the Company recorded a loss from discontinued operations of $0 and $5,198, respectively.

Net Loss

We incurred a net loss of $1,354,164 and $236,140 for the three-months ended March 31, 2018 and 2017, respectively.

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

The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing and generating profitable operations from the Company’s future operations. The Company has, with over $1.2 million of cash, sufficient funds to cover its overhead and expenses for the coming year.

Working Capital

			Percentage
	March 31,	December 31,	Increase
	2018	2017	(Decrease)
Current Assets	$ 1,374,961	$ 1,460,139	(5.8%)
Current Liabilities	$ 1,055,598	$ 1,114,328	(5.3%)
Working Capital Surplus	$ 319,363	$ 345,811	(7.7%)

At March 31, 2018, our cash balance was $1,208,491 compared to $1,309,573 at December 31, 2017.  The decrease in cash is attributed to proceeds of $385,355 from the private sale of shares of common stock, all of which were used to pay operating expenses, and to reduce accounts payable.

At March 31, 2018, we had total current liabilities of $1,055,598, compared with total current liabilities of $1,114,328 at December 31, 2017.  The decrease in total liabilities is attributed to a decrease in accounts payable and accrued liabilities of $67,044 and offset by an increase in accrued interest of $9,625.

At March 31, 2018, we had a working capital surplus of $319,363 compared with a working capital surplus of $345,811 at December 31, 2017.  The decrease in working capital surplus is primarily due to an increase increases in our selling, general, and administrative expenses, and decreases in prepaid expenses, accounts payable and accrued expenses which were offset by cash obtained from proceeds of common stock sales.

Cash Flows

	For the three Months Ended		Percentage
	March 31,	March 31,	Increase
	2018	2017	(Decrease)
Cash Used in Operating Activities	$ (486,437)	$ (223,997)	(117.2%)
Cash Used in Investing Activities	-	(146,849)	-%
Cash Provided by Financing Activities	385,355	390,000	(1.2%)
Net Increase (decrease) in Cash	$ (101,082)	$ 19,154	(627.7%)

Cash flow from Operating Activities

During the three months ended March 31, 2018, we used $486,039 of cash in operating activities compared to the use of $223,997 of cash for operating activities during the period ended March 31, 2017.  The increase in the use of cash for operating activities was mainly attributed to our net loss of $1,355,476, offset mainly by depreciation and amortization of $17,404, a decrease in accounts payable of $67,044, an increase of $9,6251 in accrued interest, a decrease in deferred revenue of $15,904, and issuance of stock for services of $924,958.

Cash flow from Investing Activities

During the three months ended March 31, 2018, we used $0 in investing activities.  In the three months ended March 31, 2017, we used $146,849 to invest in the purchase of certain upgrades to our manufacturing equipment and control systems ($46,849) and $100,000 to acquire controlling interest in Woodland Holdings Corp. prior to affecting our reverse merger.

Cash flow from Financing Activities

During the three months ended March 31, 2018 and 2017, we received net proceeds of $385,355 and $390,000, respectively from financing activities.  The proceeds from financing activities for the period ended March 31, 2018 are solely attributed to $385,555 from the issuance of unregistered shares of common stock.  For the period ended March 31, 2017, proceeds from financing activities included proceeds from notes payable related parties of $200,000, and an additional membership contribution to 4MIO of $190,000 prior to its acquisition by the Company in April 2017.

Going Concern

As of March 31, 2018, the Company had cash on hand of $1,208,491 which management believes is enough to support the next twelve (12) months of operations.  Therefore, the accompanying unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our significant accounting policies are more fully described in Note 3 to our unaudited consolidated financial statements included in this Quarterly Report.

Recently Issued Accounting Pronouncements

Our significant accounting policies are more fully described in Note 3 to our unaudited consolidated financial statements included in this Quarterly Report.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2018 and December 31, 2017.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2018 the Company implemented remediation plans to improve its internal control over financial reporting. However, a material weakness in the proper documentation for and tracking of timely issuance of subscribed shares was only partially addressed during the first quarter, with the remainder of the remediation completed during the second quarter ended June 30, 2018.  No other changes in our internal control over financial reporting occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 4, 2018, the Company issued 83,333 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $50,000.

On February 26, 2018, the Company issued 83,334 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $50,000 recorded as “stock to be issued” at the year ended December 31, 2017.

On February 26, 2018, the Company made stock granted to 15 employees totaling 875,000 shares of common stock.  The shares were priced at $0.60 per share, with $525,000 recorded as compensation expense.

On February 26, 2018, the Company issued 33,333 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $20,000 recorded as “stock to be issued” at the year ended December 31, 2017.

On February 26, 2018, the Company issued 33,333 shares of common stock at a price of $0.60 per share to an accredited investor in full settlement of a $20,000 convertible debenture.  Interest was waived at the time of conversion.

On February 27, 2018, the Company issued 42,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,200.

On February 27, 2018, the Company issued 66,667 shares of common stock at a price of $0.60 per share to an accredited investor in full settlement of a $40,000 convertible debenture.  Interest was waived at the time of conversion.

On February 27, 2018, the Company issued 83,333 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $50,000.

On March 8, 2018, the Company issued 8,333 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $5,000 recorded as “stock to be issued” at the year ended December 31, 2017.

On March 14, 2018, the Company issued 83,333 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $75,000.

On March 16, 2018, the Company issued 83,333 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $75,000.

On March 21, 2018, the Company issued 55,555 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $50,000.

On March 21, 2018, the Company issued 16,667 shares of common stock at a price of $0.60 per share to an accredited investor in full settlement of a $10,000 convertible debenture.  Interest was waived at the time of conversion.

On March 21, 2018, the Company issued 83,333 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $75,000.

On March 29, 2018, the Company issued 460,531 shares of common stock at a price of $0.60 per share to 23 consultants for services rendered.

On March 29, 2018, the Company issued 45,000 shares of common stock at a price of $0.60 per share to an officer and director and recorded compensation expense of $27,000.

On March 29, 2018, the Company issued 45,000 shares of common stock at a price of $0.60 per share to an officer and director and recorded compensation expense of $27,000.

On March 29, 2018, the Company issued 30,000 shares of common stock at a price of $0.60 per share to an officer and director and recorded compensation expense of $18,000.

On March 29, 2018, the Company issued 40,000 shares of common stock at a price of $0.60 per share to an officer and director and recorded compensation expense of $24,000.

On March 29, 2018, the Company issued 20,720 shares of common stock at a price of $0.60 per share to an employee and recorded compensation expense of $12,432.

On March 29, 2018, the Company issued 13,600 shares of common stock at a price of $0.60 per share to an employee and recorded compensation expense of $8,160.

On March 29, 2018, the Company issued 2,000 shares of common stock at a price of $0.60 per share to an employee and recorded compensation expense of $1,200.

On March 29, 2018, the Company issued 10,000 shares of common stock at a price of $0.60 per share to an employee and recorded compensation expense of $6,000.

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

Not applicable.

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

4M CARBON FIBER CORP.

By:  /s/ Erwin Vahlsing, Jr.

Name: Erwin Vahlsing, Jr.

Title: Chief Financial Officer

(Principal Financial and Accounting Officer and officer authorized to sign on behalf of registrant)

Date:      September 13, 2018