Form 10-Q
period 2018-09-30
4M Carbon Fiber Corp.
filed 2018-11-20
CIK 1635965

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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
Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 77,701,891 as November 9, 2018.

4M CARBON FIBER CORP.

INDEX
			Page
PART I.	FINANCIAL INFORMATION
	ITEM 1	Financial Statements
		Consolidated balance sheets as of September 30, 2018 (unaudited), and December 31, 2017	F-1
		Consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 (unaudited)	F-2
		Consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 (unaudited)	F-3
		Notes to condensed consolidated financial statements (unaudited)	F4-F16
	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-24
	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	24
	ITEM 4.	Controls and Procedures	24-25
PART II.	OTHER INFORMATION
	ITEM 1.	Legal Proceedings	25
	ITEM 1A.	Risk Factors	25
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
	ITEM 3.	Defaults Upon Senior Securities	26
	ITEM 4.	Mine Safety Disclosures	26
	ITEM 5.	Other Information	27
	ITEM 6.	Exhibits	27
	SIGNATURES		28

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statement

4M CARBON FIBER CORP. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	September 30, 2018	December 31, 2017
Current assets:
Cash	$ 1,312,152	$ 1,309,573
Accounts receivable (net of reserve for bad debts of $0 and $0, respectively)	566	566
Prepaid insurance	13,942	-
Prepaid license fees	150,000	150,000
Total current assets	1,476,660	1,460,139

Fixed assets:
Computer hardware	2,332	2,332
Equipment	696,025	696,025
Website and presentation templates	12,825	12,825
Leasehold improvements	96,605	96,605
Total fixed assets	807,787	807,787
Accumulated depreciation and amortization	(176,388)	(124,176)
Fixed, net	631,399	683,611

Total other assets	-	-

Total assets	$ 2,108,059	$ 2,143,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 696,778	$ 416,364
Accrued interest	8,709	58,012
Deferred sales	11,368	11,368
Loans from related party	278,000	278,000
Notes payable	350,584	350,584
Total current liabilities	1,345,439	1,114,328

Long-term liabilities:
Convertible debt-long term (net of debt discount of $0 and $0, respectively)	20,000	90,000
Total long-term liabilities	20,000	90,000

Total liabilities	1,365,439	1,204,328

Commitments and contingencies	-

Stockholders’ equity
Preferred stock - par $0.0001; Authorized 25,000,000 shares; Issued and outstanding 0 and 0 shares, respectively	-
Common stock, par $0.0001; Authorized 250,000,000 shares, Issued and outstanding 77,362,782 and 72,793,709 shares, respectively	7,736	7,279
Additional paid-in capital	5,888,962	2,636,902
Subscriptions receivable	(104,400)	(104,400)
Stock to be issued	-	522,500
Treasury Stock, at cost, 3,664,641 and 3,664,641 shares, respectively	(100,000)	(100,000)
Retained earnings	(4,949,678)	(2,022,859)
Total stockholders' equity	742,620	939,422

Total liabilities and stockholders' equity	$ 2,108,059	$ 2,143,750
F-1
See accompanying notes to the consolidated financial statements

4M CARBON FIBER CORP & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Income
Total Income	$ -	$ -	$ -	$ 154,206

Cost of sales	-	-	-	-

Gross profit	-	-	-	154,206

Operating expenses:
Selling expenses	10,493	-	11,740	-
General and administrative	817,721	374,301	2,834,457	872,791
Depreciation and amortization	17,404	21,564	52,212	45,223
Total operating expenses	845,618	395,865	2,898,409	918,014

Loss from operations	(845,618)	(395,865)	(2,898,409)	(763,808)

Other Expenses:
Interest expense	10,749	9,948	28,410	28,941
Loss from discontinued operations	-	-	-	5,198
Total other expenses	10,749	9,948	28,410	34,139

Net loss	$ (856,367)	$ (405,813)	$ (2,926,819)	$ (797,947)

Per share data
Net Loss per share - basic and diluted	$ (0.01)	$ (0.01)	$ (0.04)	$ (0.02)

Weighted average number of shares outstanding- basic and diluted	77,000,936	70,694,082	75,802,829	47,847,528

F-2
See accompanying notes to the unaudited condensed consolidated financial statements

4M CARBON FIBER CORP & SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine-month period ended
	September 30, 2018	September 30, 2017

Cash flows from operating activities:
Net loss	$ (2,926,819)	$ (797,947)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	52,212	45,223
Common stock issued for services	1,040,945	-
Changes in operating asset and liability account balances:
Accounts receivable	-	(566)
Deferred revenue	-	11,368
Prepaid expenses	(13,942)	-
Accrued interest	(49,303)	28,941
Accounts payable and accrued expenses	280,414	42,672
Total adjustments	1,310,326	127,638

Net cash used in operating activities	(1,616,493)	(670,309)

Cash flows from investing activities
Acquisition of control stock	-	(100,000)
Computers and equipment	-	(96,487)
Net cash used in investing activities	-	(196,487)

Cash flows from financing activities:
Proceeds from related party loan	-	200,000
Proceeds from member contributions	-	190,000
Proceeds from convertible notes	-	90,000
Proceeds of sale of common stock	1,619,072	634,500
Net cash provided by financing activities	1,619,072	1,114,500

Net increase in cash	2,579	247,704

Cash at beginning of period	1,309,573	50,993

Cash at end of period	$ 1,312,152	$ 298,697

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 79,928	$ -
Cash paid for income taxes	$ -	$ -

Supplemental Schedules of Noncash Investing and Financing Activities:
Conversion of convertible debt to equity	$ 70,000	$ -

F-3
See accompanying notes to the consolidated financial statements

4M Carbon Fiber Corp. and Subsidiary

Notes to the Unaudited Condensed Consolidated Financial Statements

 For the nine months ended September 30, 2018 and 2017

1.

Basis of Presentation

Interim Unaudited Consolidated Financial Statements

The unaudited interim consolidated financial statements of 4M Carbon Fiber Corporation (the “Company,” “4MCF,” “we,” “our” or “us”) as of September 30, 2018 and for the three and nine-month periods ended September 30, 2018 and 2017 contained in this Quarterly Report (collectively, the “Unaudited Interim Consolidated Financial Statements”) were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for all periods presented. The results of operations for the nine-month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

·

Simultaneous with the resignations of Messrs. Beck, McCrea, and Blumberg, Joshua Kimmel was appointed as President, CEO, and sole Director of Woodland Holdings Corp. to complete the merger with 4MIO.

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

On July 24, 2018, the Board of Directors of the Company appointed Garo Artinian to the Board of Directors.

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

At September 30, 2018, the Company had one bank account that exceeded the $250,000 FDIC limit.  The Company has begun the process of opening additional accounts to mitigate the risk of loss, and provide additional benefits and bank flexibility.

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

At September 30, 2018 and December 31, 2017, the Company had an allowance for bad debts in the amount of $0 and $0, respectively.

f)   Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were dilutive potential securities as of September 30, 2018 in the form of convertible debt (see Note 5), however, due to the Company’s loss their effect on EPS was anti-dilutive and therefor did not affect the EPS calculation.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2018, with the exception of its notes payable. The carrying amounts of these liabilities at September 30, 2018 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of September 30, 2018 and therefore classified as Level 1 within our fair value hierarchy.

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

4.     Notes Payable

Notes Payable, others:

The Company owed $200,584 and $200,584 at September 30, 2018 and December 31, 2017, respectively, to a formerly related party and now an affiliate.  The relationship ceased to exist when 4MIO was merged into 4M Carbon Fiber, formerly Woodland Holdings.

During the year ended December 31, 2015, the Company had through its 4MIO subsidiary borrowed $150,000 in 2-year notes issued to an accredited investor.  The notes due dates have been extended to December 31, 2018.

During the nine months ended September 30, 2018 and 2017, the Company made no repayments of notes, and paid $79,928 of accrued interest in the period ended September 30, 2018.

At September 30, 2018 and December 31, 2017, the Company has accrued interest of $8,709 and $58,012, respectively.

5.

Convertible debt

In September 2017, the Company entered into four, two-year convertible debentures, totaling $90,000 with four accredited investors.  The debentures are convertible at the higher of (a) 80% of the market price on the date of conversion or (b) $2.00 per share.  The notes carry interest at eight percent (8%) per annum.

Date	September 30, 2018	December 31, 2017
September 7, 2017	$20,000	$20,000
September 13, 2017	-	$20,000
September 19, 2017	-	$40,000
September 22, 2017	-	$10,000
Total	$20,000	$90,000

The Company computed the Beneficial Conversion Feature to determine any debt discount.  The computations indicated that no discount adjustment was required.

At September 30, 2018 and December 31, 2017 convertible notes and debentures consisted of the following:

	September 30, 2018	December 31, 2017
Convertible notes payable	$ 20,000	$ 90,000
Unamortized debt discount	(-)	(-)
Carrying amount	$ 20,000	$ 90,000
Less: current portion	(-)	(-)
Long-term convertible notes, net	$ 20,000	$ 90,000

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

·

On July 2, 2018, the Company issued 56,000 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $75,000.

·

On July 9, 2018, the Company issued 111,111 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $100,000.

·

On July 17, 2018, the Company issued 45,000 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $40,500.

·    On August 30, 2018, the Company issued 28,000 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $25,200.

·

On August 30, 2018, the Company issued 27,778 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $25,000.

·

On September 10, 2018, the Company issued 27,777 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $25,000.

·

On September 10, 2018, the Company issued 33,333 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $30,000.

·

On September 13, 2018, the Company issued 27,777 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $25,000.

·

On September 13, 2018, the Company issued 27,777 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $25,000.

·

On September 13, 2018, the Company issued 50,000 shares of common stock at a price of $0.90 per share to consultants for services rendered.  The Company recorded $45,000 as consulting expense.

·

On September 13, 2018, the Company issued 5,000 shares of common stock at a price of $0.90 per share to consultants for services rendered.  The Company recorded $4,500 as consulting expense.

·

On September 20, 2018, the Company issued 11,111 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $10,000.

·

On September 24, 2018, the Company issued 66,667 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $60,000.

·

On September 25, 2018, the Company issued 37,037 shares of common stock at a price of $0.90 per share to an employee and recorded compensation expense of $33,333.

·

On September 26, 2018, the Company issued 30,000 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $27,000.

·

On September 27, 2018, the Company issued 27,777 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $25,000.

·

On September 28, 2018, the Company issued 27,777 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $25,000.

As of September 30, 2018, and December 31, 2017, there were 77,362,782 and 72,793,709 shares of common stock issued and outstanding, respectively.

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

Deferred income tax assets as of September 30, 2018 and December 31, 2017 of $1,016,279 and $525,943, respectively, resulting from net operating losses and future amortization deductions, have been fully offset by valuation allowances.  The valuation allowances have been established equal to the full amounts of the deferred tax assets, as the Company is not assured that it is more likely than not that these benefits will be realized.

Reconciliation between the statutory United States corporate income tax rate (21%) and the effective income tax rates based on continuing operations is as follows:

	September 30, 2018	December 31, 2017
Income tax benefit at Federal statutory rate of 21%	$ (396,039)	$ (325,807)
State Income tax benefit, net of Federal effect	(94,295)	(77,573)
Permanent and other differences	439,278	-
Change in valuation allowance	51,056	403,380
Total	$ -	$ -

Components of deferred tax assets were approximately as follows:

	September 30, 2018	December 31, 2017
Net operating loss	$ 1,016,279	$ 525,945
Asset impairment	-	-
Valuation allowance	(1,016,279)	(525,945)
Total	$ -	$ -

At December 31, 2017, the Company has available net operating losses of approximately $3,908,764 which may be carried forward to apply against future taxable income. These losses will begin to expire in 2032. Deferred tax assets related to these losses have not been recorded due to uncertainty regarding their utilization.

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

The Company has not filed its applicable Federal and State tax returns for the year ended December 31, 2017. The Company has filed its returns for 2017.

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

o

On October 1, 2018, the Company issued 55,556 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $50,400.

o

On October 1, 2018, the Company issued 5,000 shares of common stock at a price of $0.90 per share to a consultant for services rendered.  The Company recorded $4,500 as consulting expense.

o

On October 2, 2018, the Company issued 7,000 shares of common stock at a price of $0.90 per share to a consultant for services rendered.  The Company recorded $6,300 as consulting expense.

o

On October 2, 2018, the Company issued 11,111 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $10,000.

o

On October 4, 2018, the Company issued 28,000 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $25,200.

o

On October 5, 2018, the Company issued 28,000 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $25,200.

o

On October 17, 2018, the Company issued 27,777 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $25,000.

o On October 19, 2018, the Company issued 27,777 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $25,000.

o

On October 22, 2018, the Company issued 55,555 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $50,000.

o

On October 22, 2018, the Company issued 10,000 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $9,000.

o

On October 22, 2018, the Company issued 27,777 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $25,000.

o

On October 22, 2018, the Company issued 55,556 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $50,000.

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

Results of Operations for the nine months ended September 30, 2018 and 2017.

Operating Revenues

In the nine-month period ended September 30, 2018 and 2017 we generated $0 and $154,206, respectively, and for the three-month periods ended September 30, 2018 and 2017 we generated $0 and $0, respectively, from the sales of testing services to prove product capabilities.  The decrease is due to the Company beginning its sales efforts with major potential customers, who have completed most of their required testing of the process and product prior to committing to purchases of full ovens, which require capital investments and appropriations.  In addition, beginning in the first quarter of 2018, we began the shift from equipment sales to carbon fiber manufacturing.  We expect this shift in business model will provide the Company with an opportunity for greater long-term growth and profitability.

Cost of Goods Sold

In the nine and three-month periods ended September 30, 2018 and 2017, we incurred $-0- and $-0-, respectively.  The cost of development on the test production line and refinement of the process of production of carbon fiber are treated as R & D and expensed as incurred as part of the S, G & A expenses.

Gross profit (loss)

For the nine-months ended, 2018 and 2017, our gross profit was $0, and $154,206, respectively.  For the three-month period ended September 30, 2018 and 2017, the gross profit was $0, and $0, respectively.  The decrease in gross loss in 2018, is due to no revenue in the nine-month period ended September 30, 2018, and the reclassification of operating expenses to S,G & A as R & D expenses.

Operating Expenses

Our operating expenses for the three and nine-month periods ended September 30, 2018 and 2017 are outlined in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Selling expense	$ 10,493	$ -	$ 11,740	$ -
General and administrative	817,721	374,301	2,834,457	872,791
Depreciation and amortization	17,404	21,564	52,212	45,223
Total	845,618	$ 395,865	$ 2,898,409	$ 918,014

Operating expenses for the nine-months ended September 30, 2018 and 2017, were $2,898,409 and $918,014 respectively.  Operating expenses for the three-months ended September 30, 2018 and 2017, were $845,618 and $395,865, respectively.  The increase in operating expense during the both the nine and three months periods ended September 30, 2018 versus 2017 is due in part to the reclassification of R&D costs to general and administrative, coupled with other increases in general and administrative costs including the increase in full-time employees and their associated payroll, professional fees for legal, accounting, and audit services required for SEC filing requirements, and other general and administrative costs due to the planned growth of the Company.

Other Expenses

In addition to operating expenses, we incurred interest expenses of $28,410 and $28,941 during the nine-months ended September 30, 2018 and 2017, respectively, and $10,749 and $9,948 during the three months ended September 30, 2018 and 2017, respectively.  The nominal decrease in interest expense during the period ended September 30, 2018 is primarily attributable to the conversion of several convertible debentures being converted in the first half of the year.  In addition, for the nine-month periods ended September 30, 2018 and 2017, the Company recorded a loss from discontinued operations of $0 and $5,198, respectively.

Net Loss

We incurred a net loss of $2,926,819 and $797,947 for the nine-months ended September 30, 2018 and 2017, respectively, and $865,367 and $405,813 for the three-months ended September 30, 2018 and 2017, respectively.

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

Working Capital

Percentage
	September 30,	December 31,	Increase
	2018	2017	(Decrease)
Current Assets	$ 1,476,660	$ 1,460,139	1.1%
Current Liabilities	$ 1,345,439	$ 1,114,328	20.7%
Working Capital Surplus	$ 131,221	$ 345,811	(62.1) %

At September 30, 2018, our cash balance was $1,312,152 compared to $1,309,573 at December 31, 2017.  The increase in cash is attributed to proceeds of $1,619,072 from the private sale of shares of common stock, all of which were used to pay operating expenses, and payments of accounts payable and accrued but unpaid interest.

At September 30, 2018, we had total current liabilities of $1,345,439, compared with total current liabilities of $1,114,328 at December 31, 2017.  The increase in total liabilities is attributed to an increase in accounts payable and accrued liabilities of $280,415 and offset by a decrease in accrued interest of $49,304.

At September 30, 2018, we had a working capital surplus of $131,152 compared with a working capital surplus of $345,811 at December 31, 2017.  The decrease in working capital surplus is primarily due to an increase in our selling, general, and administrative expenses, a decrease in prepaid expenses and accrued interest, and increases in accounts payable and accrued expenses offset with cash obtained from proceeds of common stock sales.

Cash Flows

	For the nine Months Ended		Percentage
	September 30,	September 30,	Increase
	2018	2017	(Decrease)
Cash Used in Operating Activities	$ (1,616,493)	$ (670,309)	141.2%
Cash Used in Investing Activities	-	(196,487)	- %
Cash Provided by Financing Activities	1,619,072	1,114,500	45.3%
Net Increase in Cash	$ 2,579	$ 247,704	99.0%

Cash flow from Operating Activities

During the nine-months ended September 30, 2018, we used $1,616,493 of cash in operating activities compared to the use of $670,309 of cash for operating activities during the period ended September 30, 2017.  The increase in the use of cash for operating activities was mainly attributed to our net loss of $2,926,819 offset mainly by depreciation and amortization of $52,212, an increase in accounts payable of $280,415, an decrease of $49,304 in accrued interest, an increase in prepaid expenses of $13,942, and issuance of stock for services of $1,040945.

Cash flow from Investing Activities

During the nine-months ended September 30, 2018, we used $0 in investing activities.  In the nine-months ended September 30, 2017, we used $196,487 to invest in the purchase of certain upgrades to our manufacturing equipment and control systems ($96,487) and $100,000 to acquire controlling interest in Woodland Holdings Corp. prior to affecting our reverse merger.

Cash flow from Financing Activities

During the nine-months ended September 30, 2018 and 2017, we received net proceeds of $1,095,972 and $340,200, respectively from financing activities.  The proceeds from financing activities for the period ended September 30, 2018 are solely attributed to $1,095,972 from the issuance of unregistered shares of common stock.  For the period ended September 30, 2017, proceeds from financing activities included proceeds from notes payable related parties of $200,000, and an additional membership contribution to 4MIO of $190,000 prior to its acquisition by the Company in April 2017.

Going Concern

As of September 30, 2018, the Company had cash on hand of $1,312,152 which management believes is enough to support the next twelve (12) months of operations.  Therefore, the accompanying unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2018 and December 31, 2017.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2018 the Company completed the implementation of remediation plans to improve its internal control over financial reporting.  A material weakness in the proper documentation for and tracking of timely issuance of subscribed shares was only partially addressed during the first quarter, with the remainder of the remediation completed during the second quarter ended September 30, 2018.  No other changes in our internal control over financial reporting occurred during the nine-months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 30, 2018, the Company issued 28,000 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $25,200.

On August 30, 2018, the Company issued 27,778 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $25,000.

On September 10, 2018, the Company issued 27,777 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $25,000.

On September 10, 2018, the Company issued 33,333 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $30,000.

On September 13, 2018, the Company issued 27,777 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $25,000.

On September 13, 2018, the Company issued 27,777 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $25,000.

On September 13, 2018, the Company issued 50,000 shares of common stock at a price of $0.90 per share to consultants for services rendered.  The Company recorded $45,000 as consulting expense.

On September 13, 2018, the Company issued 5,000 shares of common stock at a price of $0.90 per share to consultants for services rendered.  The Company recorded $4,500 as consulting expense.

On September 20, 2018, the Company issued 11,111 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $10,000.

On September 24, 2018, the Company issued 66,667 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $60,000.

On September 25, 2018, the Company issued 37,037 shares of common stock at a price of $0.90 per share to an employee and recorded compensation expense of $33,333.

On September 26, 2018, the Company issued 30,000 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $27,000.

On September 27, 2018, the Company issued 27,777 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $25,000.

On September 28, 2018, the Company issued 27,777 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $25,000.

On October 1, 2018, the Company issued 55,556 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $50,400.

On October 1, 2018, the Company issued 5,000 shares of common stock at a price of $0.90 per share to a consultant for services rendered.  The Company recorded $4,500 as consulting expense.

On October 2, 2018, the Company issued 7,000 shares of common stock at a price of $0.90 per share to a consultant for services rendered.  The Company recorded $6,300 as consulting expense.

On October 2, 2018, the Company issued 11,111 shares of common stock at a price of $0.90 per share to an employee and recorded compensation expense of $10,000.

On October 4, 2018, the Company issued 28,000 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $25,200.

On October 5, 2018, the Company issued 28,000 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $25,200.

On October 17, 2018, the Company issued 27,777 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $25,000.

On October 19, 2018, the Company issued 27,777 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $25,000.

On October 22, 2018, the Company issued 55,555 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $50,000.

On October 22, 2018, the Company issued 10,000 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $9,000.

On October 22, 2018, the Company issued 27,777 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $25,000.

On October 22, 2018, the Company issued 55,556 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $50,000.

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

Date:      November 19, 2018