Form 10-K
period 2018-12-31
4M Carbon Fiber Corp.
filed 2019-04-17
CIK 1635965

NITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]
Emerging growth company	[ X ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provide pursuant to Section 13(a) of the Exchange Act.  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 78,614,255 common shares as of April 12, 2019.

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

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This Annual Report on Form 10-K and, in particular, the description of our business set forth in Item 1 and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), including statements regarding:

•Our projected future growth.

•Our expectations of factors that could affect operations.

•Our expected future expenditures, cash needs, and financing sources.

•Our expectations for growth in our markets.

•Our assessment of the effect of recent accounting pronouncements.

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

Item 1. Business.

4M Carbon Fiber Corp., a Knoxville, Tennessee based carbon-fiber technology company holds the exclusive rights to commercialize an atmospheric plasma oxidation process that was co-developed by the Oak Ridge National Laboratories and 4XTechnologies LLC (formerly RMX Technologies, LLC).  The technology is patent protected until 2032, with significant IP in the form of trade secrets (equipment designs and operational) and has the potential to reduce the cost of carbon fiber through a combination of operating cost reduction and fixed cost dilution (i.e. capacity increase).  The Company also believes its product will be superior in a number of aspects to fiber produced using current processes.

The Company has partnered with both 4X Technologies LLC and C.A. Litzler & Co., Inc., a global leader in manufacturing carbon fiber production sub-systems, to design and manufacture commercial-scale plasma oxidation ovens.  4M, 4XT and Litzler intend to collaborate in the design and manufacture of plasma oxidation ovens for use by 4M.  4M and 4XT will control manufacture of the plasma subsystems for integration into jointly designed ovens.  4M is intending to exclusively build, own and operate carbon fiber production lines leveraging the benefits of these commercial-scale plasma oxidation ovens.

The Market and Plasma Oxidation Technology Benefits

The carbon fiber market is approximately $2 billion and expected to experience >10% CAGR through 2025 according to Chris Red, Carbon Fiber 2017, with growing demand from Industrial sectors including the auto industry, pressure vessels, infrastructure, wind and others.  Projections from the CompositesWorld Carbon Fiber 2016 Conference in Arizona in November 2016 are that more than 100 new carbon fiber lines will be required if there is no significant reduction in carbon fiber cost and the need may drastically increase with a reduction in the cost of carbon fiber.

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

Carbon fiber production is expected to be much more profitable as a result of the drastic reduction in energy use and the time of oxidation primarily as a result of increased throughput, reducing fixed costs per kilogram.  In direct comparison, 4M's oxidation ovens will require significantly less heated length than conventional technology, thus requiring less fiber handling equipment, fewer personnel. These improvements will lead to a significant reduction in gross air emissions for the same capacity.  This technology enables the production of up to three times as much product in the same operational footprint resolving a significant barrier to meeting market growth targets using traditional technology.

4M currently operates a small oxidation oven and has demonstrated the technology to multiple carbon fiber production companies by successfully processing their precursor materials.  The oven has logged more than a thousand operating hours, proving efficiency gains and fiber quality.

Commercialization Status

4M and 4XTechnologies will collaborate to implement commercial-scale plasma oxidation ovens for 4M exclusive use.  In March 2016, 4M, RMX (now 4XT) and CA Litzler successfully partnered to manufacture a commercial-scale plasma oxidation oven sub-section.  Litzler is a global leader in manufacturing oxidation ovens and other carbon fiber production systems.  4M will provide the plasma subsystems, while Litzler is expected to supply the oven equipment.

4M has now assembled a team with carbon fiber experience and managerial leadership led by CEO Rob Klawonn to position the Company for Investment and Operational success.  Furthermore, 2 independent board members were added in 2018 to guide the company with strategic capital raising advise.  2019 will be used to take additional steps in this new strategy towards commercial production of low-cost carbon fibers, including:

•Retention of experienced carbon fiber design engineers and an experienced composites engineer

•Acquisition of a carbon fiber user (a composites materials entity)

•Raising of capital to support the acquisition and product development line (PDL)

•Preparing strategic plans and business models for an Initial Public Offering

•Site Selection, including negotiation of State / Local Incentive Packages

•Engineering and Procurement of a complete carbon fiber Product Development Line using Plasma Oxidation

•Start of Basic Engineering for Production Line 1

Intellectual Property

RMX Technologies, LLC (now 4XTechnologies LLC), jointly invented plasma oxidation with the Oak Ridge National Laboratory over a multiyear period.  This joint development work was successfully concluded in 2015.  That same year RMX created a subsidiary company, 4M Industrial Oxidation, LLC (4MIO) with the express purpose of commercializing its plasma oxidation technology.  In early 2016, RMX executed an exclusive license agreement with the Oak Ridge National Laboratory’s management company UT-Battelle, LLC (UTB).  This UTB-RMX license agreement gave RMX the exclusive worldwide rights to make, have made, use, offer to sell, sell and dispose of plasma oxidation technology equipment and fiber produced by such equipment for the life of the existing IP.  In return, RMX pays UTB a royalty from revenue earned on equipment and fiber sales and any related additional revenue.

RMX, in turn executed an exclusive license agreement with 4MIO on April 4, 2016, giving 4MIO exclusive worldwide rights for plasma oxidation of polymeric fibers.  Pursuant to that certain Intellectual Property License Agreement, dated April 4, 2016, as amended, between 4MIO and RMX, RMX granted 4MIO an exclusive license to use the Licensed Patents in association with the development, production, marketing and sale of products produced by 4MIO from the Licensed Patents (the “Licensed Products”) throughout the world (the “Territory”).  The term of the License Agreement commenced on April 4, 2016 and expires on the expiration date of the last patent of the Licensed Patents, unless otherwise terminated pursuant to the terms thereto (the “Term”).  In consideration of the license, 4MIO is obligated to pay RMX a fee of $150,000 (the “License Issue Fee”) on or before June 30, 2019. In addition to the License Issue Fee, 4MIO has agreed to reimburse RMX for any underlying and/or “upstream” license fees and/or royalties paid by RMX based on the plasma oxidation Licensed Patents.  Pursuant to the RMX-4MIO License Agreement, any Intellectual Property discovered solely by either party during the Term shall be its property. However, for any intellectual property developed by 4MIO or jointly developed by RMX and 4MIO, RMX shall be granted a perpetual, worldwide, royalty-free license to use such intellectual property in any legal manner determined by RMX to be appropriate.  The License Agreement may be terminated by the mutual agreement by the parties. In the event 4MIO becomes insolvent, makes any assignment for the benefit of creditors, is subject to any bankruptcy or receivership proceedings, or fails to comply with any of its obligations under the License Agreement, RMX may serve a Notice of Default to 4MIO.  If 4MIO fails to cure the default within 30 days of receipt of the Notice of Default, RMX may then serve a Notice of Termination which case the License Agreement shall be terminated and all of the Licensed Patents shall immediately revert to RMX.

In 2018, 4XT and 4M reached agreement to revise the license agreement to reflect the strategic pivot and thus provide 4M and 4MIO with the exclusive rights to operate carbon fiber production assets using the plasma oxidation technology.

LICENSED PATENTS
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

Employees

4M has engaged various independent consultants and sales representatives, part-time production and development personnel provided by 4XT with a total headcount available of more than 20 full-time equivalent employees.  As of December 31, 2018, 4M is comprised of 6 full-time employees and 1 part-time employee.

Corporate History

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

In early 2018, Woodland changed its name to 4M Carbon Fiber Corp (“4M”) and while fully reporting to the Securities Exchange Commission (SEC), expects to complete the process whereby it can begin trading on a public stock exchange in late 2019.

Item 1A. Risk Factors

The following are certain identifiable risk factors for our business operations.

We have substantial indebtedness.  The amount of our outstanding indebtedness continues to increase and our ability to make payments towards such indebtedness could have adverse consequences on future operations.

Our outstanding indebtedness at December 31, 2018 was $1,557,183, which was comprised of a variety of short-term and long-term borrowings; convertible debentures; accounts payable; accrued expenses and interest; and related party loans.  The level of indebtedness we have affects our operations in a number of ways.  We will need to use a portion of our cash flow to pay principal and interest and meet payables commitments, which will reduce the amount of funds we will have available to finance our operations.  This lack of funds could limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate and could limit our ability to make funds available for other purposes, such as inventory purchases, payroll, development or acquisition activities.  Our ability to meet our debt service obligations and reduce our total indebtedness will depend upon our future performance.  Our future performance, in turn, is dependent upon many factors that are beyond our control such as general economic, financial and business conditions.  We cannot guarantee that our future performance will not be adversely affected by such economic conditions and financial, business and other factors.

We are in the development stage and have limited operating history to evaluate our business prospects.

The Company is in the development stage and faces all of the risks and uncertainties associated with a new and unproven business. Our future is based on an unproven business plan with no historical facts to support projections and assumptions. The Company’s business was founded in 2015 and the Company has no operating history as an carbon fiber producer upon which investors can evaluate its performance. The Company is not currently generating revenues and does not expect to generate revenue until it locates customers interested in its technology. Investors should understand that an investment in a start-up business is significantly riskier than an investment in a business with any significant operating history. There can be no assurance that the Company will ever achieve revenues or profitability. The Company’s operations are subject to all of the risks inherent in the establishment of a new business enterprise. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a pre-revenue business. Our lack of a significant and relevant operating history makes it difficult to manage operations and predict future operating results.

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

Our business particularly depends upon the continued efforts, abilities and expertise of our officers and directors: Robert Klawonn, CEO; Joshua M. Kimmel, President and Director; Rodney G. Grubb, COO and Chairman; Erwin W. Vahlsing, Jr., CFO; Dr. Truman A. Bonds, CTO and Director; Douglas D. Mentzer, Vice President Finance and Strategic Development and Director; Paresh M. Chari, Director, and Garo Artinian, Director.  We believe that the unique combination of skills and experience these officers and directors possess would be difficult to replace, and their loss could have a material adverse effect on us, including impairing our ability to execute our business strategy. Although we have entered into written employment agreements with Robert Klawonn, Joshua M. Kimmel, Rodney G. Grubb and Truman A. Bonds, and Douglas D. Mentzer, and a consulting agreement with Erwin Vahlsing, Jr., the loss of any of them could have an adverse effect on our business.

We face competition from companies with far greater resources than we have. In addition, methods of competition in the production of carbon fiber continues to change and evolve. If we are unable to meet these changes, our business could be harmed.

We operate in a market sector that requires large capital investments and is highly competitive. The principal methods of competition in the markets in which we compete are production capability, quality and features of the end product, and price competitiveness. We compete in an international market, and face a significant number of international competitors, some of which have far greater resources than us. Among our principal competitors are Nestlé Waters North America, large regional brands owned by private groups, and local competitors in the markets that we serve. Price reductions and the introduction of new products by our competitors can adversely affect our revenues, gross margins, and profits.

If we fail to meet certain commercialization milestones or otherwise default under our license agreement with 4XT, we will lose our rights to the licensed intellectual property.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2018, management identified material weaknesses. These material weaknesses were associated with (i) our lack of appropriate policies and procedures to evaluate the proper accounting and disclosures of key documents and agreements and (ii) our lack of sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of GAAP commensurate with our financial reporting requirements. We are undertaking remedial measures, which measures will take time to implement and test, to address these material weaknesses. There can be no assurance that such measures will be sufficient to remedy the material weaknesses identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price.

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

Provisions of our certificate of incorporation, by-laws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

•our Board of Directors has the right to elect directors to fill a vacancy created by the expansion of the Board of Directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board of Directors;

•stockholders must provide advance notice to nominate individuals for election to the Board of Directors or to propose matters that can be acted upon at a stockholders’ meeting; such provisions may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company; and

•our Board of Directors may issue, without stockholder approval, shares of up to 25,000 currently undesignated preferred stock; the ability to issue undesignated preferred stock makes it possible for our Board of Directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located at 835 Innovation Drive, Suite 200, Knoxville, TN 37932. The office is rented on a sublease basis from 4XTechnologies, LLC, which sublets only the portion of office and workshop space that the Company utilizes.  This rental rate is at the same price as 4XT pays the landlord.  Rental payments are current.  We believe that our properties are adequate for our current needs, but growth potential may require a separate, and larger facility due to anticipated addition of production equipment and personnel. We do not have any policies regarding investments in real estate, securities or other forms of property.

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

Holders of Our Common Stock

As of December 31, 2018, we had 78,273,588 shares of our common stock issued and outstanding, held by 216 shareholders of record.

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

Recent Sales of Unregistered Securities

All sales of unregistered securities during the year ended December 31, 2018 were previously disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K except as follows:

•At December 31, 2018, the Company recorded 36,667 shares of common stock to be issued at a price of $0.60 per share, and 6,666 shares of common stock to be issued at a price of $0.90 per share to our CFO in consideration of conversion of accounts payable totaling $28,000 for services provided.   The shares are to be issued in the second quarter of 2019.

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

Results of Operations for the Years Ended December 31, 2018 and 2017

Revenues

We generated revenues of $-0- for the year ended December 31, 2018, as compared with revenues of $154,206 for the year ended December 31, 2017. We expect that over the coming year revenue will be nominal and solely derived from testing of fiber production utilizing customer precursor materials, more substantial revenue will be derived when our carbon fiber facility comes on line, and from royalties earned from contracts with other manufacturers utilizing our patented technology once they are signed.

Cost of Sales

Our cost of sales was $-0- for the year ended December 31, 2018, as compared with cost of sales of $908,914 for the year ended December 31, 2017. The current years cost of sales decreased versus the prior year as there were no further revenue generating tests for potential customers in 2018 leading to development costs being expensed as part of general and administrative costs versus the prior year where costs exceed revenue as a result of costs associated with development and testing activities as the Company tested various techniques and configurations for specific customers.  We therefore had a gross loss of $-0- for the year ended December 31, 2018, as compared with a gross loss of $754,708 for the year ended December 31, 2017.

Operating Expenses

We incurred operating expenses of $4,486,034 for the year ended December 31, 2018, as compared with $751,049 for the year ended December 31, 2017.  Our operating expenses increased primarily as a result an increase of $793,650 in development costs, $795,674 in administrative payroll, associated taxes and benefit costs, $97,689 for legal, accounting, and compliance costs connected with our public reporting obligations, $46,667 in director fees, $422,166 in consulting expenses, and $1,367,155 in employee and consultant stock grants.

We incurred other expenses of $55,101 for the year ended December 31, 2018, as compared with $45,707 for the year ended December 31, 2017.  We incurred interest expense of $60,366 for the year ended December 31, 2018, as compared with $40,509 for the year ended December 31, 2017. Borrowings during the years ended December 31, 2018 and 2017, lead to our increased interest expense.  During the year ended December 31, 2018, we recorded $5,265 in interest income from the short-term investment of cash in excess of current needs.  During the year ended December 31, 2017, we also charged to operations $5,198 as a loss from discontinued operations of Woodland Holdings, prior to our acquisition.

Net Loss

We incurred a net loss of $4,541,135 for the year ended December 31, 2018, as compared with a net loss of $1,551,464 for the year ended December 31, 2017.

Liquidity and Capital Resources

As of December 31, 2018, we had current assets of $1,621,392 and total assets of $2,238,426. As of December 31, 2017, we had current assets of $1,460,139 and total assets of $2,143,750. The overall increase in current assets is primarily due to increases in cash of $148188, and a net increase in fixed assets of $3,039.

We had current liabilities of $1,555,390 and total liabilities of $1,575,390 as of December 31, 2018. As of December 31, 2017, we had current liabilities of $1,114,328 and total liabilities of $1,204,328. The increase in liabilities is primarily a result of increases in accounts payable and accrued expenses of $101,649, and accrued wages and director’s compensation of $384,760.

As such, we had a working capital surplus of $66,002 and $345,811 as of December 31, 2018 and 2017, respectively.

Cash Flow Analysis

Operating activities used $2,208,245 in cash for the year ended December 31, 2018 as compared to $1,159,933 for the year ended December 31, 2017. The increase in cash used was primarily attributable to the operating loss of $4,541,135 offset by increases of $1,807,278 in common stock issued for services, increases in accounts payable and accrued expenses of $486,409, and non-cash depreciation and amortization of $69,616.

Investing activities used $3,039 for the year ended December 31, 2018 as compared to $196,487 for the year ended December 31, 2017. In 2018. The Company acquired various computers and software in the amount of $3.039 versus the Company’s acquisition of a control block of shares in Woodland Holdings Corp (now 4MCarbon Fiber) in exchange for $100,000 in cash and expended $96,487 on computers for development purposes in the year ended December 31, 2017.

Financing activities provided $2,359,472 for the year ended December 31, 2018 as compared to $2,615,000 for the year ended December 31, 2018. In the year ended December 31, 2018, financing consisted of $2,359,472 from the sale of common shares, versus the year ended December 31, 2017 in which financing consisted of $2,135,000 from the sale of common shares, a $200,000 loan from a related party, member contribution prior to the acquisition of $190,000 and proceeds from convertible debentures of $90,000.

Convertible Debt

We issued a number of convertible debentures in the aggregate principal amounts of $ -0- and $90,000 during the years ended December 31, 2018 and 2017, respectively.  These debentures are convertible at the greater of (a) 80% of the market price on the date of conversion or $2.00 per share and are more fully described in the footnotes to our audited financial statements.

1.On September 7, 2017, we borrowed $20,000 under the terms of a convertible promissory note.

2.On September 13, 2017, we borrowed $20,000 under the terms of a convertible promissory note.

3.On September 19, 2017, we borrowed $40,000 under the terms of a convertible promissory note.

4.On September 22, 2017, we borrowed $10,000 under the terms of a convertible promissory note.

As of December 31, 2018, all except one holder of the convertible debt had converted their notes into common stock.  The remaining balance of convertible notes at December 31, 2018 was $20,000.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our Company as a going concern.  While the Company had limited revenues and continuing losses from operations as of December 31, 2018, we currently have a cash balance of approximately $1,450,000 which is expected to be adequate for operations approximately seven to eight months during which time the Company expects to raise sufficient funds.  We are currently in the planning and development phase of establishing our production facility with the goal of creating long term revenue generation within the next three years.  The Company is also targeting to raise capital towards an acquisition synergistic with the carbon fiber business which would provide ongoing cash flow and revenue.

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

Retirement Benefits.

In March 2017, the FASB issued authoritative guidance which requires companies to present the service cost component of net benefit cost in the same line items in which they report compensation cost. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The authoritative guidance will be effective for 4M Carbon Fiber in the first quarter of fiscal 2019 on a retrospective basis, with early adoption permitted. The adoption of this guidance is only expected to result in reclassification of other components of net benefit costs outside of income from operations and is not expected to have a significant impact on 4M Carbon Fiber’s consolidated financial statements as the Company does not have such a plan at this time.

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

Share-Based Compensation.

In March 2016, the FASB issued authoritative guidance that simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. 4M Carbon Fiber adopted the authoritative guidance effective in the first quarter of fiscal 2018. Upon adoption, 4M Carbon Fiber elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. The new standard will result in the recognition of excess tax benefits in provision for income taxes rather than paid-in capital prospectively, which is expected to increase volatility in 4M Carbon Fiber’s results of operations. 4M Carbon Fiber will elect to apply the presentation requirements for cash flows related to excess tax benefits retrospectively. The presentation requirements for cash flows related to employee taxes paid for withheld shares will be presented as a financing activity retrospectively, as required. 4M Carbon Fiber expects cash flow from operations to increase, with a corresponding decrease in cash flow from financing activity as a result of the changes in the cash flow presentation.

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

Financial Instruments: Classification and Measurement.

In January 2016, the FASB issued authoritative guidance that requires equity investments that do not result in consolidation, and are not accounted for under the equity method, to be measured at fair value, and requires recognition of any changes in fair value in net income unless the investments qualify for a new practicability exception. For financial liabilities measured at fair value, the change in fair value caused by a change in instrument-specific credit risk will be required to be presented separately in other comprehensive income. The authoritative guidance will be effective for 4M Carbon Fiber in the first quarter of fiscal 2019. Early adoption is permitted only for the provisions related to the recognition of changes in fair value of financial liabilities caused by instrument-specific credit risk.  4M Carbon Fiber is currently evaluating the effect of this new guidance on 4M Carbon Fiber’s consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Off Balance Sheet Arrangements

As of December 31, 2018, there were no off-balance sheet arrangements.

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

Item 8. Financial Statements and Supplementary Data

4M CARBON FIBER CORP. AND SUBSIDIARY

Audited Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of 4M Carbon Fiber Corp. & Subsidiary

Opinion on the Financial Statements

We have audited the accompanying balance sheets of 4M Carbon Fiber Corp. & Subsidiary (the “Company”) as of December 31, 2018 and 2017 and the related statements of operations, shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company’s ability to raise additional capital through debt and/or equity financing to fund its operating costs is unknown, which raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Pembroke Pines, Florida

April 8, 2019

4M CARBON FIBER CORP. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$1,457,761	$1,309,573
Accounts receivable (net of reserve for bad debts of $0 and $0, respectively)	566	566
Prepaid insurance	13,065	-
Prepaid license fees	150,000	150,000
Total current assets	1,621,392	1,460,139

Fixed assets:
Computer hardware	5,371	2,332
Equipment	696,025	696,025
Website and presentation templates	12,825	12,825
Leasehold improvements	96,605	96,605
Total fixed assets	810,826	807,787
Accumulated depreciation and amortization	(193,792)	(124,176)
Fixed and intangible assets, net	617,034	683,611

Total other assets	-	-

Total assets	$2,238,426	$2,143,750

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable and accrued expenses	$852,060	$416,364
Accrued interest	40,665	58,012
Accrued payroll taxes and withholdings	22,713	-
Deferred sales	11,368	11,368
Loans from related party	278,000	278,000
Notes payable	350,584	350,584
Total current liabilities	1,555,390	1,114,328

Long-term liabilities:
Convertible debt - long term (net of debt discount of $0 and $0, respectively)	20,000	90,000
Total long-term liabilities	20,000	90,000

Total liabilities	1,575,390	1,204,328

Commitments and contingencies	-

Stockholders' equity
Preferred stock - par $0.0001; Authorized 25,000,000 shares; Issued and outstanding 0 and 0 shares, respectively	-
Common stock, par $0.0001; Authorized 250,000,000 shares, Issued and outstanding 78,273,588 and 72,794,366 shares, respectively	7,827	7,279
Additional paid-in capital	6,720,603	2,636,902
Subscriptions receivable	(104,400)	(104,400)
Stock to be issued	703,000	522,500
Treasury Stock, at cost, 3,664,641 and -0- shares, respectively	(100,000)	(100,000)
Retained earnings	(5,563,994)	(2,022,859)
Total stockholders' equity	663,036	939,422

Total liabilities and stockholders' equity	$2,238,426	$2,143,750

F-2
See accompanying notes to the consolidated financial statements

4M CARBON FIBER CORP & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31, 2018	December 31, 2017
Income
Total Income	$-	$154,206

Cost of Sales
Cost of services	-	866,495
Depreciation	-	42,419
Cost of sales	-	908,914

Gross profit	-	(754,708)

Operating expenses:
Selling expenses	19,949	-
General and administrative	4,396,469	726,681
Depreciation and amortization	69,616	24,368
Total operating expenses	4,486,034	751,049

Profit from operations	(4,486,034)	(1,505,757)

Other (Income) / Expenses:
Interest expense	60,366	40,509
Interest income	(5,265)	-
(Gain) Loss from discontinued operations	-	5,198
Total other income (expenses)	55,101	45,707

Net profit	$(4,541,135)	$(1,551,464)

Per share data
Net Loss per share - basic and diluted	$(0.05)	$(0.02)

Weighted average number of
shares outstanding- basic and diluted	76,346,349	72,144,641

F-3
See accompanying notes to the consolidated financial statements

4M CARBON FIBER CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Treasury Stock				Additional		Total
	($.0001 par value)		($.0001 par value)		Subscriptions	Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Receivable	To be issued	Capital	Deficit	Equity (Deficit)

Balance, January 1, 2017	4,655,338	466	-	-	-	-	699,535	(471,395)	228,605

Issuance of stock for:
Treasury shares acquired in acquisition				(100,000)					(100,000)
Issuance of common shares for acquisition of 100% membership in 4M Industrial Oxidation, LLC	55,000,000	5,500	-			-	544,500	-	550,000
Issuance of shares - stock subscription receivable	10,440,000	1,044			(104,400)		103,356		-
Issuance of common shares - sale of equity	2,699,038	270	-				1,289,511	-	1,289,781
Common stock to be issued		-	-	-		522,500	-	-	522,500

Net loss		-	-	-	-	-	-	(1,551,464)	(1,551,464)

Balance, December 31, 2017	72,794,376	7,279	-	$(100,000)	$(104,400)	$522,500	2,636,902	$(2,022,859)	$939,422

Issuance of stock for:
Conversion of loans & accrued interest	241,667	24	-	-			69,976	-	70,000
Private placement	2,677,844	268		-			2,359,204	-	2,359,472
Compensation	1,129,468	113		-			677,012	-	677,125
Consulting	667,566	67		-			455,085	-	455,152
Common stock to be issued		-		-		703,000	-	-	28,000
Issuance of common stock to be issued	762,667	76		-		(522,500)	522,424		-

Net loss		-	-	-				(4,541,135)	(4,541,135)

Balance, December 31, 2018	78,273,588	$7,827	-	$(100,000)	$(104,400)	$703,000	$6,720,603	$(6,563,994)	$663,036

See accompanying notes to the consolidated financial statements
F-4

4M CARBON FIBER CORP & SUBSIDIARY
Consolidated Statements of Cash Flows

	For the years ended
	December 31, 2018	December 31, 2017
Cash flows from operating activities:
Net loss	$ 4,541,135	$(1,551,464)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	69,616	66,787
Common stock issued for services	1,807,278	-
Changes in operating asset and liability account balances:
Accounts receivable	-	(566)
Deferred revenue	-
Prepaid expenses	(13,065)	11,368
Accrued interest	(17,348)	28,941
Accrued officers' salaries and director's compensation	384,760	312,800
Accounts payable and accrued expenses	101,649	(27,799)
Total adjustments	2,332,890	391,531

Net cash used in operating activities	(2,208,245)	(1,159,933)

Cash flows from investing activities
Acquisition of control stock	-	(100,000)
Computers and equipment	(3,039)	(96,487)
Net cash used in investing activities	(3,039)	(196,487)

Cash flows from financing activities:
Proceeds from related party loan	-	200,000
Proceeds from member contributions	-	190,000
Proceeds from convertible notes	-	90,000
Proceeds of sale of common stock	2,359,472	2,135,000
Net cash provided by financing activities	2,359,472	2,615,000

Net increase (decrease) in cash	148,188	1,258,580

Cash at beginning of period	1,309,573	50,993

Cash at end of period	$ 1,457,761	$ 1,309,573

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 79,928	$ -
Cash paid for income taxes	$ -	$ -

Supplemental Schedules of Noncash Investing and Financing Activities:
Conversion of convertible debt to equity	$70,000	$- -

F-5
See accompanying notes to the consolidated financial statements

4M Carbon Fiber Corp. and Subsidiary

Notes to the Consolidated Financial Statements

 For the years ended December 31, 2018 and 2017

1.Organization and Nature of Operations

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

In early 2018, Woodland changed its name to 4M Carbon Fiber Corp (“4M”) and while fully reporting to the Securities Exchange Commission (SEC), expects to complete the process whereby it can begin trading on a public stock exchange in late 2019.

2.Going Concern

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has an accumulated deficit of $5,563,994 as of December 31, 2018 and has incurred a net loss of $4,541,135 for the year ended December 31, 2018. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by seeking long term financing which may be in the form of additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

3.Summary of Significant Accounting Policies

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

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits.  We have never experienced any losses related to these balances.  Certain of our non-interest-bearing cash balances were at December 31, 2018 in excess of the federally insured limits.  The Company is working with the banks to distribute the excess balances in such a way that no account balances will be in excess of federally insured limits.

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

	As of
	December 31,
	2018	2017
Preferred Stock	-	-
Convertible notes payable	$20,000	$45,000

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

At December 31, 2018 and 2017, the Company had an allowance for bad debts in the amount of $-0- and $-0- respectively.

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

Retirement Benefits. In March 2017, the FASB issued authoritative guidance which requires companies to present the service cost component of net benefit cost in the same line items in which they report compensation cost. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The authoritative guidance will be effective for 4M Carbon Fiber in the first quarter of fiscal 2019 on a retrospective basis, with early adoption permitted. The adoption of this guidance is only expected to result in possible reclassification of other components of net benefit costs outside of income from operations and is not expected to have a significant impact on 4M Carbon Fiber’s consolidated financial statements as the Company does not have such a plan at this time.

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

Share-Based Compensation. In March 2016, the FASB issued authoritative guidance that simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. 4M Carbon Fiber adopted this authoritative guidance effective in the first quarter of fiscal 2018. Upon adoption, 4M Carbon Fiber elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. The new standard will result in the recognition of excess tax benefits in provision for income taxes rather than paid-in capital prospectively, which is expected to increase volatility in 4M Carbon Fiber’s results of operations. 4M Carbon Fiber has elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively. The presentation requirements for cash flows related to employee taxes paid for withheld shares will be presented as a financing activity retrospectively, as required. 4M Carbon Fiber expects cash flow from operations to increase, with a corresponding decrease in cash flow from financing activity as a result of the changes in the cash flow presentation.

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

Financial Instruments: Classification and Measurement. In January 2016, the FASB issued authoritative guidance that requires equity investments that do not result in consolidation, and are not accounted for under the equity method, to be measured at fair value, and requires recognition of any changes in fair value in net income unless the investments qualify for a new practicability exception. For financial liabilities measured at fair value, the change in fair value caused by a change in instrument-specific credit risk will be required to be presented separately in other comprehensive income. The authoritative guidance will be effective for 4M Carbon Fiber in the first quarter of fiscal 2019. Early adoption is permitted only for the provisions related to the recognition of changes in fair value of financial liabilities caused by instrument-specific credit risk.  4M Carbon Fiber is currently evaluating the effect of this new guidance on 4M Carbon Fiber’s consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

m)   Inventory

Inventories are stated based on the First In First Out (FIFO) method, and consist of finished goods produced in accordance with Company specifications, work-in-process as such may exist from time to time at various supplier locations that may work with Company supplied goods and materials, and raw materials that are purchased in connection with upcoming production of goods.

n) Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2018, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control could or requires net cash settlement, then the contract shall be classified as an asset or a liability.

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

q) Advertising

Advertising is expensed as incurred and is included in selling costs on the accompanying consolidated statements of operations. Advertising and marketing expense for the years ended December 31, 2018 and 2017 was approximately $11,240 and $7,684, respectively.

r) Shipping costs

Shipping costs are included in cost of goods sold and totaled approximately $-0- and $-0- for the years ended December 31, 2018 and 2017, respectively.

4.Notes Payable, current and long-term

Current:

During the year ended December 31, 2015, the Company had through its 4MIO subsidiary borrowed $428,000 in 2-year notes from two investment groups.  The notes due dates have been extended to June 30, 2019.

During the year ended December 31, 2017, the Company entered into a two-year demand note with its former parent company in the amount of $200,000. The note carries interest at five and a half percent (5.5%) per annum.

 Long-term:

None.

5.Convertible debt

In September 2017, the Company entered into four, two-year convertible debentures, totaling $90,000 with four accredited investors.  The debentures are convertible at the higher of (a) 80% of the market price on the date of conversion or (b) $2.00 per share.  The notes carry interest at eight percent (8%) per annum.

Date	Amount	Converted	Balance
September 7, 2017	$20,000	$20,000	-
September 13, 2017	$20,000	$-	$20,000
September 19, 2017	$40,000	$40,000	-
On September 22, 2017	$10,000	$10,000	-
Total	$90,000	$70,000	$20,000

The Company computed the Beneficial Conversion Feature to determine any debt discount.  The computations indicated that no discount adjustment was required.

At December 31, 2018 and December 31, 2017 convertible notes and debentures consisted of the following:

	December 31, 2018	December 31, 2017
Convertible notes payable	$20,000	$90,000
Unamortized debt discount	(-)	-
Carrying amount	$20,000	$90,000
Less: current portion	(-)	-
Long-term convertible notes, net	$20,000	$90,000

6.Fair Value of Financial Instruments

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2018:

Fair Value Measurements at December 31, 2018 using:
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:	$-			$-

Derivative Liabilities	$-			$-

The debt and warrant derivative liabilities is measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

As of December 31, 2018, the Company has no measurable derivative liabilities connected with debt or warrants.

7.Prepaid Assets

In January 2016, the Company reclassified a Note Receivable of $150,000 due from RMX to Prepaid Licensing Fees.  This reclassification reflects a portion of the expected royalties that are to be paid to RMX and ORNL once the Plasma Oxidation ovens equipped with the technology begin to ship.

8.Related Party Transactions

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

As of December 31, 2018, and December 31, 2017, $43,015 and $84,506, respectively of the Company’s accounts payable are owed to two formerly related parties.

On August 1, 2015, 4M Industrial Oxidation, LLC entered into a 2-year commercial sub-lease with 4XTechnologies (formerly Remaxco Technologies, LLC.) (a related party) with 5 one-year extensions.  The lease covers office and manufacturing / test facility areas and carries a monthly lease payment of $10,000.  Currently, the lease has been extended through July 31, 2019.

9.Stockholders’ Equity

Where applicable, all common share numbers have been restated to retroactively reflect, the acquisition of 4M by Woodland on April 6, 2017.

a)         Authorized

Authorized capital stock consists of:

•250,000,000 shares of common stock with a par value of $0.0001 per share; and

•25,000 preferred shares with a par value of $0.0001 per share;

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

•On April 5, 2017, the Company issued 5,220,000 shares of common stock at an average price of $0.01 per share (par value at the time of issuance) to an officer who is also an accredited investor.

•On April 5, 2017, the Company issued 5,220,000 shares of common stock at an average price of $0.01 per share (par value at the time of issuance) to a consultant who is also an accredited investor.

•On April 6, 2017, the Company issued 55,000,000 shares of common stock in connection with the acquisition of 4M Industrial Oxidation, LLC., (4M).  The shares were issued in consideration of 100% of the membership interest in 4M.

•On April 22, 2017, the Company issued 83,333 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $50,000.

•On April 25, 2017, the Company issued 83,333 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $50,000.

•On April 26, 2017, the Company issued 200,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $120,000.

•On May 8, 2017, the Company issued 42,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,200.

•On May 15, 2017, the Company, by majority written consent of its shareholders, the Company adjusted the par value of its common stock from $0.01 per share to $0.0001 per share.

•On May 18, 2017, the Company issued 33,334 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $20,000.

•On May 19, 2017, the Company issued 83,334 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $50,000.

•On June 13, 2017, the Company issued 41,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,000.

•On September 18, 2017, the Company issued 20,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $12,000.

•On September 28, 2017, the Company issued 16,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $10,000.

•On September 29, 2017, the Company issued 250,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $50,000.

b)         Share Issuances (continued)

•On October 2, 2017, the Company issued 83,333 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $150,000.

•On October 16, 2017, the Company issued 66,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $40,000.

•On October 16, 2017, the Company issued 166,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $100,000.

•On October 17, 2017, the Company issued 50,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $30,000.

•On October 24, 2017, the Company issued 50,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $30,000.

•On October 25, 2017, the Company issued 41,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,000.

•On October 26, 2017, the Company issued 41,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,000.

•On October 26, 2017, the Company issued 41,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,000.

•On October 26, 2017, the Company issued 50,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $30,000.

•On October 27, 2017, the Company issued 150,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $90,000.

•On October 27, 2017, the Company issued 166,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $100,000.

•On October 31, 2017, the Company issued 333,334 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,000.

•On October 31, 2017, the Company issued 41,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $200,000.

•On November 8, 2017, the Company issued 25,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $15,000.

•On November 9, 2017, the Company issued 20,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $12,000.

•On November 13, 2017, the Company issued 42,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,200.

•On November 14, 2017, the Company issued 50,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $30,000.

b)        Share Issuances (continued)

•On November 22, 2017, the Company issued 166,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $100,000.

•On November 24, 2017, the Company issued 166,700 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $100,020.

•On November 25, 2017, the Company issued 50,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $30,000.

•On November 27, 2017, the Company issued 41,667 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,000.

•On February 26, 2018, the Company issued 83,334 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $50,000 recorded as “stock to be issued” at the year ended December 31, 2017.

•On February 26, 2018, the Company made stock granted to 15 employees totaling 875,000 shares of common stock.  The shares were priced at $0.60 per share, with $525,000 recorded as compensation expense.

•On February 26, 2018, the Company issued 33,333 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $20,000 recorded as “stock to be issued” at the year ended December 31, 2017.

•On February 26, 2018, the Company issued 33,333 shares of common stock at a price of $0.60 per share to an accredited investor in full settlement of a $20,000 convertible debenture.  Interest was waived at the time of conversion.

•On February 27, 2018, the Company issued 42,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $25,200.

•On February 27, 2018, the Company issued 66,667 shares of common stock at a price of $0.60 per share to an accredited investor in full settlement of a $40,000 convertible debenture.  Interest was waived at the time of conversion.

•On February 27, 2018, the Company issued 83,333 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $50,000.

•On March 8, 2018, the Company issued 8,333 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $5,000 recorded as “stock to be issued” at the year ended December 31, 2017.

•On March 14, 2018, the Company issued 83,333 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $75,000.

•On March 16, 2018, the Company issued 83,333 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $75,000.

•On March 21, 2018, the Company issued 55,555 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $50,000.

b)       Share Issuances (continued)

•On March 21, 2018, the Company issued 16,667 shares of common stock at a price of $0.60 per share to an accredited investor in full settlement of a $10,000 convertible debenture.  Interest was waived at the time of conversion.

•On March 21, 2018, the Company issued 83,333 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $75,000.

•On March 29, 2018, the Company issued 460,531 shares of common stock at a price of $0.60 per share to 23 consultants for services rendered.  The Company recorded $276,320 as consulting expense.

•On March 29, 2018, the Company issued 45,000 shares of common stock at a price of $0.60 per share to an officer and director and recorded compensation expense of $27,000.

•On March 29, 2018, the Company issued 45,000 shares of common stock at a price of $0.60 per share to an officer and director and recorded compensation expense of $27,000.

•On March 29, 2018, the Company issued 30,000 shares of common stock at a price of $0.60 per share to an officer and director and recorded compensation expense of $18,000.

•On March 29, 2018, the Company issued 40,000 shares of common stock at a price of $0.60 per share to an officer and director and recorded compensation expense of $24,000.

•On March 29, 2018, the Company issued 20,720 shares of common stock at a price of $0.60 per share to an employee and recorded compensation expense of $12,432.

•On March 29, 2018, the Company issued 13,600 shares of common stock at a price of $0.60 per share to an employee and recorded compensation expense of $8,160.

•On March 29, 2018, the Company issued 2,000 shares of common stock at a price of $0.60 per share to an employee and recorded compensation expense of $1,200.

•On March 29, 2018, the Company issued 10,000 shares of common stock at a price of $0.60 per share to an employee and recorded compensation expense of $6,000.

•On April 2, 2018, the Company issued 27,778 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $25,000.

•On April 4, 2018, the Company issued 222,222 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $200,000.

•On April 6, 2018, the Company issued 25,000 shares of common stock at a price of $0.60 per share to an accredited investor in consideration of a cash investment of $15,000.

•On April 27, 2018, the Company issued 15,000 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $13,500.

•On April 27, 2018, the Company issued 25,000 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $22,500.

b)

       Share Issuances (continued)

•On May 15, 2018, the Company issued 55,556 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $50,000.

•On May 17, 2018, the Company issued 15,000 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $3,500.

•On May 17, 2018, the Company issued 7,000 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $6,300.

•On May 30, 2018, the Company issued 111,112 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $100,000.

•On May 30, 2018, the Company issued 83,333 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $30,000.

•On June 4, 2018, the Company issued 33,333 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $29,970.

•On June 28, 2018, the Company issued 50,000 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $45,000.

•On June 28, 2018, the Company issued 33,300 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $29,970.

•On June 28, 2018, the Company issued 27,778 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $25,000.

•On June 28, 2018, the Company issued 83,333 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $75,000.

•On June 28, the Company issued each of 2 consultants 10,000 shares of common stock at a price of $0.90 per share to for services rendered.  The Company recorded $18,000 as consulting expense.

•On July 2, 2018, the Company issued 56,000 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $75,000.

•On July 9, 2018, the Company issued 111,111 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $100,000.

•On July 17, 2018, the Company issued 45,000 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $40,500.

•On August 30, 2018, the Company issued 28,000 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $25,200.

•On August 30, 2018, the Company issued 27,778 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $25,000.

•On September 10, 2018, the Company issued 27,777 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $25,000.

b)

      Share Issuances (continued)

•On September 10, 2018, the Company issued 33,333 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $30,000.

•On September 13, 2018, the Company issued 27,777 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $25,000.

•On September 13, 2018, the Company issued 27,777 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $25,000.

•On September 13, 2018, the Company issued 50,000 shares of common stock at a price of $0.90 per share to consultants for services rendered.  The Company recorded $45,000 as consulting expense.

•On September 13, 2018, the Company issued 5,000 shares of common stock at a price of $0.90 per share to consultants for services rendered.  The Company recorded $4,500 as consulting expense.

•On September 20, 2018, the Company issued 11,111 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $10,000.

•On September 24, 2018, the Company issued 66,667 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $60,000.

•On September 25, 2018, the Company issued 37,037 shares of common stock at a price of $0.90 per share to an employee and recorded compensation expense of $33,333.

•On September 26, 2018, the Company issued 30,000 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $27,000.

•On September 27, 2018, the Company issued 27,777 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $25,000.

•On September 28, 2018, the Company issued 27,777 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $25,000.

•As of December 31, 2018, and December 31, 2017, there were 78,273,588 and 72,793,709 shares of common stock issued and outstanding, respectively.

10.Income Taxes

Deferred income tax assets as of December 31, 2018 of $525,943 resulting from net operating losses and future amortization deductions, have been fully offset by valuation allowances.  The valuation allowances have been established equal to the full amounts of the deferred tax assets, as the Company is not assured that it is more likely than not that these benefits will be realized.

Reconciliation between the statutory United States corporate income tax rate (21%) and the effective income tax rates based on continuing operations is as follows:

Year ended December 31,	2018	2017
Income tax benefit at Federal statutory rate of 21%	$(558,600)	$(325,807)
State Income tax benefit, net of Federal effect	(133,000)	(77,575)
Permanent and other differences	309,277	-
Change in valuation allowance	382,323	403,380
Total	$-	$-

Components of deferred tax assets were approximately as follows:

As at December 31,	2018	2017
Net operating loss	$1,217,545	$525,945
Asset impairment
Valuation allowance	(1,217,545)	(525,945)
Total	$-	$-

At December 31, 2018, the Company has available net operating losses of approximately $4,682,864 which may be carried forward to apply against future taxable income. These losses will begin to expire in 2032. Deferred tax assets related to these losses have not been recorded due to uncertainty regarding their utilization.

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

The Company has not filed its applicable Federal and State tax returns for the year ended December 31, 2018. The Company will file an extension for the 2018 filing.

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

11.Commitments and Contingencies

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

Material Agreements

On August 1, 2015, 4M Industrial Oxidation, LLC entered into a 2-year commercial sub-lease with 4XTechologies (formerly Remaxco Technologies, LLC.) with 5 one-year extensions.  The lease covers office and manufacturing / test facility areas and carries a monthly lease payment of $10,000.  Currently, the lease has been extended through July 31, 2019.

12.Acquisition of 4M Industrial Oxidation, LLC.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS:
Current assets	$319,983
Property & equipment	603,949
Furniture & fixtures	11,854
Leasehold improvements	73,127
Total	1,008,913

LIABILITIES:
Current liabilities	$388,086
Net purchase price	$620,827

13.Subsequent Events

We have evaluated subsequent events through the date the consolidated financial statements were available to be issued, and did not have any material recognizable subsequent events, other than the following:

Stock Issuances

The following share issuances took place after December 31, 2018 but were effective as of the date funds were deposited with the Company and constitute the “Stock to Be Issued” line item in the equity section of our Balance Sheet.

•At December 31, 2018, the Company recorded 36,667 shares of commons stock to be issued at a price $0.60 per share, and 6,666 shares of common stock to be issued at a price of $0.90 per share to our CFO in consideration of conversion of accounts payable totaling $28,000 for services provided.   The shares are to be issued in the second quarter of 2019.

•At December 31, 2018, the Company recorded 750,000 shares of commons stock to be issued at a price $0.90 per share to our CEO in connection with his employment contract.  The timing of the share issuances has not been fully determined.

The following shares were issued subsequent to December 31, 2018 and through the date of this report for investments received in that period:

•On February 1, 2019 the Company issued 150,000 shares of common stock at a price of $1.50 per share to a consultant for services rendered.  The Company recorded $225,000 as consulting expense.

•On February 4, 2019, the Company issued 20,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $30,000.

•On February 11, 2019, the Company issued 30,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $45,000.

•On March 12, 2019, the Company issued 30,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $45,000.

•On April 2, 2019, the Company issued 20,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $30,000.

•On April 3, 2019, the Company issued 8,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $12,000.

•On April 4, 2019, the Company issued 20,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $30,000.

•On April 4, 2019, the Company issued 16,667 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $25,000.

•On April 8, 2019, the Company issued 20,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $30,000.

•On April 8, 2019, the Company issued 26,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $39,000.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

The Company’s management, with the participation of its chief executive officer and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2018. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of that date, the Company’s disclosure controls and procedures, were not effective simply due to the fact that the small size of the accounting department could not provide for adequate segregation of duties typically established in larger reporting companies.

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

As of December 31, 2018, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2018, as a result of the identification of the material weakness described below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

The material weaknesses identified are:

•Lack of full-time accounting staff resulting in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control. Our Company does not have a full time Controller or Chief Financial Officer and utilizes a part time consultant to perform these critical responsibilities;

•lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

•insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements; and

•ineffective controls over period end financial disclosure and reporting processes.

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

Management’s Remediation Plan

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, if and when the Company obtains sufficient capital resources, management intends to hire personnel with sufficient U.S. GAAP knowledge and experience and to segregate appropriate duties among them. In March 2018, the Board appointed Paresh Chari as a member to the Board.  In July 2018, the Board appointed Garo Artinian as a member of the Board.  Both Mr. Chari and Mr. Artinian are deemed independent directors. We also intend to appoint additional independent members to our Board of Directors who shall also be appointed to a standing audit committee which will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management. While we are actively seeking outside members, including candidates with accounting experience, we cannot provide any assurance that we will be successful. Given the size of our Company, lack of revenues and current lack of financing to continue with our business, it is unlikely that we will be able to hire any additional personnel or that anyone will agree to join our Board until general economic conditions and our own business prospects improve significantly.

Management determined that a material weakness existed due to an inability to appropriately segregate duties in the Company’s accounting department due to its small size.  The Company has included additional reviews to mitigate the size of the accounting department and the overlap of responsibilities. The Company has also hired a seasoned executive to oversee the general office operations of the Company, assist in the structuring of appropriate procedures and processes in spite of the limited resources.  As soon as our finances allow, we will hire additional accounting staff and implement additional procedures to further mitigate the weaknesses discussed above. Additionally, the Company plans on hiring a fulltime Controller or Chief Financial Officer when funds are sufficient.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company currently has five Directors.  Our Board of Directors currently has no committees.

Name of Director	Age	Positions	Director Since
Robert M. Klawonn	51	Chief Executive Officer (Principal Executive Officer)	N/A
Joshua Kimmel	44	President and Director	March 31, 2017
Erwin Vahlsing, Jr.	62	Chief Financial Officer (Principal Financial Officer)	N/A
Rodney Grubb	60	Chief Operating Officer, President, Chairman of the Board	April 4, 2017
Truman Bonds	41	Chief Technology Officer, Director	April 4, 2017
Douglas D. Mentzer	43	Vice President Finance and Strategic Development, Director	April 4, 2017
Paresh M. Chari	67	Independent Director	March 28, 2018
Garo Artinian	73	Independent Director	July 24, 2018

Robert M. Klawonn was appointed as the Chief Executive Officer of the Company on May 1, 2018.  Mr. Klawonn has extensive international experience, forming multi-level corporate relationships in the highly competitive materials industries of iron & steel and carbon fibers.  From 1996 to 2006, Mr. Klawonn presented, negotiated and licensed market-leading, energy-intensive industrial technologies on behalf of Midrex Technologies (a wholly-owned subsidiary of Kobe Steel Ltd. of Japan) valued between $40 and $350 million thereby successfully maximizing the strategic investment value of the technologies.  From August 2008 to April 30, 2018, Mr. Klawonn led Toho Tenax America, Inc., the North American division of Toho Tenax Co., Ltd of Japan, the world’s number two carbon fiber producer’s US Division, while acting as President of its subsidiary company, Diversified Structural Composites, Inc. (Toho Tenax America daughter company), from July 1, 2015 to April 30, 2018.   Mr. Klawonn holds an B.S. in Mechanical Engineering from Bucknell University in Lewisburg, PA (1988) and an MBA from Robert Morris University in Pittsburgh, PA (1994).

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

Garo Artinian Prior to 2006, Mr. Artinian was the Chief Executive Officer of Draka Holding NV, a publicly traded company where he successfully completed a joint venture with Alcatel, creating the second largest communications wire & cable company in fiber and copper.  More recently, Mr. Artinian has run a consultancy advisory firm and currently serves on the board of directors of Domaille Engineering, LLC and TPC.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

Two of our officers and directors are related.  Douglas D. Mentzer our Vice President of Finance and Strategic Development and a Director is the brother in law of Truman Bonds our CTO and Director.  Aside from these two individuals, there are no other family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

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

Code of Ethics

In December 2018, the Board approved the adoption a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as all employees of the Company.

Item 11. Executive Compensation

The following table summarizes the annual compensation of our Named Executive Officers (defined below), as of December 31, 2017. “Named Executive Officers,” consistent with Item 402(m) of Regulation S-K promulgated under the Exchange Act, include: (i) the Company’s Principal Executive Officer and individuals acting in a similar capacity during fiscal year 2018, regardless of compensation level; (ii) the Company’s two most highly compensated executive officers other than the Principal Executive Officer who were serving as executive officers at the end of fiscal year 2018; and (iii) up to two additional individuals who would have been included under (ii) above but for the fact that the applicable individual was not serving as an executive officer of the Company at the end of fiscal year 2018.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Klawonn	2018	207,692	0	0	0	0	0	0	207,692
Chief Executive Officer (1)	2017	0	0	0	0	0	0	0	0

Joshua Kimmel, Jr.	2018	160,000	0	0	0	0	0	0	160,000
President, Director and	2017	120,000	0	0	0	0	0	0	120,000
Former CEO (1)

Rodney Grubb	2018	160,000	0	0	0	0	0	0	160,000
Chief Operating Officer	2017	120,000	0	0	0	0	0	0	120,000
and Chairman of Board

Dr. Truman Bonds	2018	80,000	0	0	0	0	0	0	80,000
Chief Technology Officer	2017	50,000	0	0	0	0	0	0	50,000
and Director

(1) Robert M. Klawonn replaced Joshua M. Kimmel as the Company’s Chief Executive Officer on May 1, 2018.

Employment and Related Agreements

Robert M. Klawonn

On May 1, 2018, the Company entered into an Employment Agreement, effective as of May 1, 2018 with Mr. Klawonn pursuant to which Mr. Klawonn serves as the Chief Executive Officer of the Company.

•Base Salary. During the Term, Mr. Klawonn’s initial annual base salary shall be $300,000 (the “Base Salary”). Until the Company consummates an initial or alternative public offering of its securities, it may defer up to 20% of the Base Salary for a maximum of one year, dependent on the cash needs of the Company.

•Incentive Compensation. During the Term, Mr. Klawonn shall be eligible to receive annual cash incentive compensation (“Annual Cash Incentive Compensation”) as determined by performance goals established by the Board upon consultation with the Executive. The maximum Annual Cash Incentive Compensation shall be 100% his Base Salary, pro-rated for the first year of the Initial Term.

•Initial Equity Awards. The Company agreed to issue Mr. Klawonn with an aggregate value of 4,500,000 shares of common stock as an initial equity award (the “Initial Equity Award”). The Initial Equity Award shall be provided for in shares of time-based restricted stock units and vest in equal monthly installments throughout the Initial Term, commencing on the Effective Date and each subsequent three-month anniversary thereof, subject to the continued employment of the Executive other than as stated in the Employment Agreement and restricted to the terms and conditions of a Restricted Stock Award to be entered into by the Company and the Executive.

•Signing Bonus.  The Company has agreed to pay Mr. Klawonn a $100,000 signing bonus, payable within 30 days of the Effective Date or deferred at the sole discretion of the Company and payable in six equal monthly installments.  The signing bonus shall be immediately payable in the event upon the completion of a Public Offering or at the discretion of the Board.

•Equity Compensation. During the Initial Term, Mr. Klawonn will be eligible to participate to receive equity compensation of a minimum of 4.5 million (4,500,000) shares of common stock, as determined by performance goals established by the Board of Directors.  For each calendar year during the Term, the Executive is eligible to receive annual equity grants.

•Claw-back Provisions.   All incentive-based compensation received by the Executive is subject to deductions and claw-back as may be required pursuant to law, government regulation or stock exchange requirement (or any policy adopted by the Company pursuant thereto).

Joshua M. Kimmel

Effective as of January 1, 2018, the Company entered into an employment agreement with Joshua M. Kimmel pursuant to which Mr. Kimmel serves as the President of the Company.

•Base Salary. During the Term, Mr. Kimmel’s annual base salary shall be $160,000.

•Incentive Compensation. During the Term, Mr. Kimmel shall be eligible to receive variable cash incentive compensation as determined by performance goals established by the Board upon consultation with the Executive. Mr. Kimmel’s target annual incentive compensation shall be 200% of his Base Salary (“Annual Cash Compensation”).

•Initial Equity Awards. The Company agreed to issue Mr. Kimmel 200,000 warrants to purchase shares of Common Stock (the “Initial Equity”). The warrants stock will vest in five equal quarterly installments on each three-month anniversary of the grant date, subject to continued employment of Mr. Kimmel other than as stated herein.

Rodney G. Grubb

Effective as of January 1, 2018, the Company entered into an employment agreement with Rodney G. Grubb pursuant to which Mr. Grubb serves as the Chief Operating Officer of the Company.

•Base Salary. During the Term, Mr. Grubb’s initial annual base salary shall be $160,000.

•Incentive Compensation. During the Term, Mr. Grubb shall be eligible to receive variable cash incentive compensation as determined by performance goals established by the Board upon consultation with the Executive. Mr. Grubb’s target annual incentive compensation shall be 200% of his Base Salary (“Annual Cash Compensation”).

•Initial Equity Awards. The Company agreed to issue Mr. Grubb 200,000 warrants to purchase shares of Common Stock (the “Initial Equity”). The warrants stock will vest in five equal quarterly installments on each three-month anniversary of the grant date, subject to continued employment of Mr. Grubb other than as stated herein.

Truman A. Bonds

Effective as of January 1, 2018, the Company entered into an employment agreement with Truman A. Bonds pursuant to which Dr. Bonds serves as the Chief Technology Officer of the Company.

•Base Salary. During the Term, Dr. Bonds’ initial annual base salary shall be $80,000.

•Incentive Compensation. During the Term, Dr. Bonds shall be eligible to receive variable cash incentive compensation as determined by performance goals established by the Board upon consultation with the Executive. Dr. Bonds’ target annual incentive compensation shall be 200% of his Base Salary (“Annual Cash Compensation”).

•Initial Equity Awards. The Company agreed to issue Dr. Bonds granted an aggregate of 200,000 shares of common stock (the “Initial Equity”). The Initial Equity shall be provided in a manner and form as mutually agreed by the parties, such as, by way of example and not limitation, warrants, options or the like, not later than 12 months from execution of the Agreement.

Douglas D. Mentzer

Effective as of January 1, 2018, the Company entered into an employment agreement with Douglas D. Mentzer pursuant to which Mr. Mentzer serves as the Vice President for Finance and Strategic Development of the Company.

•Base Salary. During the Term, Mr. Mentzer’s initial annual base salary shall be $50,000.

•Incentive Compensation. During the Term, Mr. Mentzer shall be eligible to receive variable cash incentive compensation as determined by performance goals established by the Board upon consultation with the Executive. Mr. Mentzer’s target annual incentive compensation shall be 200% of his Base Salary (“Annual Cash Compensation”).

•Initial Equity Awards. The Company agreed to issue Mr. Mentzer granted an aggregate of 450,000 shares of common stock (the “Initial Equity”). The Initial Equity shall be provided in a manner and form as mutually agreed by the parties, such as, by way of example and not limitation, warrants, options or the like, not later than 12 months from execution of the Agreement.

The following provisions are the same in each employment agreement described above.

•Term. The term of each Employment Agreement is from the Effective Date until the third anniversary of the Effective Date (the “Initial Term”) and shall automatically renew for successive one-year periods (each, an “Extended Term”), unless written notice of non-renewal is given by either party to the other not less than 180 days prior to the end of the Initial Term or any Extended Term. As used herein, “Term” shall include the Initial Term and any Extended Term, but the Term shall end upon any termination of the Employment Agreement with the Company as provided therein. Notwithstanding the foregoing, in the event a Change in Control (as defined in the agreement) occurs during the Initial Term or any Extended Term, the Term shall be extended until 18 months after the Change in Control.

•Termination.  The Employment Agreement may be terminated by the Company with or without Cause (as defined therein) or by the Executive with or without Good Reason (as defined therein).

•Termination by the Company Without Cause or by the Executive with Good Reason. During the Term, if the Executive’s employment is terminated by the Company without Cause or the Executive terminates his employment for Good Reason, then the Company shall pay the Executive any vested benefits the Executive may have under any employee benefit plan of the Company through the date of termination, which vested benefits shall be paid and/or provided in accordance with the terms of such employee benefit plans (collectively, the “Accrued Benefit”). In addition, subject to the Executive signing a separation agreement, the Company shall pay the Executive an amount equal to one time the sum of (A) the Executive’s Base Salary plus (B) the Executive’s Annual Cash Incentive Compensation (the “Severance Amount”).  Also, (i) all time-based equity awards (including any awards originally subject to performance vesting conditions that remain subject to time-based vesting after satisfaction of such performance conditions) held by the Executive in which the Executive would have vested solely if he had remained employed for an additional 24 months following the Date of Termination shall vest and become exercisable or non-forfeitable and (ii) all performance-based equity awards held by the Executive in which the Executive would have vested had he remained employed through the end of the performance period in respect of each such award shall become vested as of the end of such performance period(s) based on the Company’s actual performance through the end of such performance period(s) but such amount shall be further prorated in the manner set forth in the applicable award agreement; and (iii) for a period of 18 months following the Date of Termination or until the Executive becomes covered under a group health plan of another employer, whichever is earlier, subject to the Executive’s continued copayment of premium amounts in amounts consistent with that applicable to active employees, the Executive, the Executive’s spouse and dependents shall continue to participate in the Company’s health insurance plan (medical, dental and vision) upon the same terms and conditions in effect for other executives of the Company; provided, however, that the continuation of health benefits under this Subsection shall reduce and count against the rights of the Executive, the Executive’s spouse and dependents under COBRA.

•Change in Control Benefits. During the Term, if upon or within 18 months after a Change in Control, the Executive’s employment is terminated by the Company without Cause or the Executive terminates his employment for Good Reason, then, subject to the signing of the Separation Agreement and Release by the Executive and the Separation Agreement and Release becoming irrevocable, all within 60 days after the Date of Termination, (i) the Company shall pay the Executive a lump sum in cash in an amount equal to 300% of the sum of (A) the Executive’s current Base Salary (or the Executive’s Base Salary in effect immediately prior to the Change in Control, if higher) plus (B) the Executive’s Annual Cash Incentive Compensation; and (ii) all equity awards held by the Executive shall immediately accelerate and become fully vested, exercisable (if applicable) and nonforfeitable; and (iii) for a period of 18 months following the Date of Termination or until the Executive becomes covered under a group health plan of another employer, whichever is earlier, subject to the Executive’s continued copayment of premium amounts in amounts consistent with that applicable to active employees, the Executive, the Executive’s spouse and dependents shall continue to participate in the Company’s health insurance plan (medical, dental and vision) upon the same terms and conditions in effect for other executives of the Company.

•Change in Control. The term “Change in Control” shall mean any of the following: (i) any “Person,” as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended and in effect from time to time (the “Exchange Act”) (other than the Company, any of its subsidiaries, or any trustee, fiduciary or other person or entity holding securities under any employee benefit plan or trust of the Company or any of its subsidiaries), together with all “affiliates” and “associates” (as such terms are defined in Rule 12b-2 under the Exchange Act) of such person, shall become the “beneficial owner” (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company’s then outstanding securities having the right to vote in an election of the Company’s Board of Directors (“Voting Securities”) (in such case other than as a result of an acquisition of securities directly from the Company); or (ii) the consummation of a consolidation, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company in a single transaction or series of related transactions (a “Corporate Transaction”); excluding, however, a Corporate Transaction in which the stockholders of the Company immediately prior to the Corporate Transaction, would, immediately after the Corporate Transaction, beneficially own (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, shares representing in the aggregate more than 50% of the voting shares of the corporation issuing cash or securities in the Corporate Transaction (or of its ultimate parent corporation, if any); or (iii) persons who, as of the date hereof, constitute the Company’s Board of Directors (the “Incumbent Directors”) cease for any reason, including, without limitation, as a result of a tender offer, proxy contest, merger or similar transaction, to constitute at least a majority of the Board, provided that any person becoming a director of the Company subsequent to the date hereof shall be considered an Incumbent Director if such person’s election was approved by or such person was nominated for election by either (A) a vote of at least a majority of the Incumbent Directors or (B) a vote of at least a majority of the Incumbent Directors who are members of a nominating committee comprised, in the majority, of Incumbent Directors; but provided further, that any such person whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of members of the Board of Directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board, including by reason of agreement intended to avoid or settle any such actual or threatened contest or solicitation, shall not be considered an Incumbent Director; or (iv) any other acquisition of the business of the Company in which a majority of the Board votes in favor of a decision that a Change in Control has occurred within the meaning of this Agreement; or (v) the approval by the Company’s stockholders of any plan or proposal for the liquidation or dissolution of the Company.

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

Outstanding Equity Awards at Fiscal Year-End

There were no unexercised options, stock that has not vested, and equity incentive plan awards for any officer or employee as of December 31, 2018 and 2017, respectively.

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

Resignation, Retirement, Other Termination, or Change in Control Arrangements

Provisions of our certificate of incorporation, by-laws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

•our Board of Directors has the right to elect directors to fill a vacancy created by the expansion of the Board of Directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board of Directors;

•stockholders must provide advance notice to nominate individuals for election to the Board of Directors or to propose matters that can be acted upon at a stockholders’ meeting; such provisions may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company; and

•our Board of Directors may issue, without stockholder approval, shares of up to 25,000 currently undesignated preferred stock; the ability to issue undesignated preferred stock makes it possible for our Board of Directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

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

Director Compensation

The Company has accrued compensation for the six directors who held office during the year ended December 31, 2018.  Each director was entitled to receive $10,000 per quarter, which may be paid in cash, stock, or a combination thereof.  At December 31, 2018, the accrual totaled $366,367.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 29, 2019, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Except as otherwise indicated, all shares are owned directly, and the shareholders listed possesses sole voting and investment power with respect to the shares shown. Unless otherwise indicated below, each entity or person listed below maintains an address of 835 Innovation Drive, Ste. 200, Knoxville, TN 37932.

	Common Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)		Percent of Class (2)
Robert Klawonn – Chief Executive Officer	37,037		*
Joshua Kimmel – President and Director	2,911,000		3.71%
Rodney Grubb – Chief Operating Officer and Chairman of the Board	14,827,508		18.89%
Erwin Vahlsing, Jr. – Chief Financial Officer	76,666	(4)	*
Truman A. Bonds – Chief Technology Officer and Director	8,681,677		11.06%
Douglas D. Mentzer – Vice President Finance and Strategic Development and Director	4,675,234		5.96%
Michael Agentis, Sr. – Vice President and General Manager	119,804.15%
Paresh M. Chari - Director	273,333	(3)	*

All Directors and Executive Officers as a Group (7 persons)	34,267,085		44.96%

5% Holders
Lawrence Leibowitz	5,220,000		6.65%
Richard Nixdorf	14,744,260		18.78%

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

(4) Includes 43,333 shares of Common Stock recorded as Stock to be Issued on the Balance Sheet at December 31, 2019

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted any equity compensation plans.

Changes in Control

We are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may result in a change in control of the Company.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities (each, a “Reporting Person”) to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file. Our executive officers and directors have not filed the required Form 3s; however, there is currently no market for our Common Stock. Our executive officers and directors either have or will file the required forms in the near future.

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

•On April 4, 2018, Mr. Paresh M. Chari, a member of the Board of Directors of the Company, invested $200,000 in the Company in exchange for 222,222 shares of Common Stock and a warrant exercisable for 51,111 shares of Common Stock for $0.90 per share from the date of issuance until the fifth anniversary of the date of issuance.  The warrant provides customary piggyback registration rights in the event the Company proposes to register any shares of Common Stock pursuant to a Form S-1 or S-3.  The exercise price and number of shares of Common Stock issuable upon the exercise of the warrant shall be adjusted in the event of stock splits, dividends or reclassifications affecting the Common Stock of the Company or reorganizations, merger or consolidation of the Company.  The securities were issued in reliance on the exemptions contained in Section 4(a)(2) of the Securities Act for transactions not involving any public offering.

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

Item 14. Principal Accounting Fees and Services

The following table shows the fees that were billed for the audit and other services provided by De Leon & Company, P.A. for the fiscal years ended December 31, 2018 and 2017.

Financial Statements for the Year Ended December 31,	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2018	$ 35,500	$-	$-	$-
2017	$ 30,700	$-	$-	$-

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

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following consolidated financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description	Filed as an Exhibit and Incorporated by Reference Herein
2.1	Agreement and Plan of Merger, dated April 6, 2017, by and among Woodland Holdings Corporation, 4MIO Merger Sub, LLC and 4M Industrial Oxidation, LLC	Exhibit 2.1 to Form 8-K filed April 10, 2017
3.1	Certificate of Incorporation of Registrant	Exhibit 3.1 to Form 10 filed on March 17, 2015
3.2	Certificate of Amendment to Certificate of Incorporation of Registrant	Exhibit 3.1 to Form 8-K filed December 2, 2015
3.3	Certificate of Merger, dated April 6, 2017, filed with the Secretary of State of Tennessee on April 6, 2017	Exhibit 3.1 Form 8-K filed April 10, 2017
3.4	Certificate of Amendment to Certificate of Incorporation of Registrant	Exhibit 3.1 Form 8-K filed May 15, 2017
3.5	Certificate of Amendment to Certificate of Incorporation of Registrant	Exhibit 3.1 Form 8-K filed February 21, 2018
3.6	Bylaws1)	Exhibit 3.2 to Form 10 filed on March 17, 2015
10.1	Director Member Contract, dated March 28, 2018, between 4M Carbon Fiber Corp. and Paresh Chari	Exhibit 10.1 Form 8-K filed April 24, 2018
10.2	Employment Agreement, dated January 1, 2018, between the Registrant and Joshua M. Kimmel	Exhibit 10.2 Form 10K/A 1 filed on June 11, 2018
10.3	Employment Agreement, dated January 1, 2018, between the Registrant and Rodney G. Grubb	Exhibit 10.3 Form 10K/A 1 filed on June 11, 2018
10.4	Employment Agreement, dated January 1, 2018, between the Registrant and Dr. Truman A. Bonds	Exhibit 10.4 Form 10K/A 1 filed on June 11, 2018
10.5	Employment Agreement, dated May 1, 2018, between the Registrant and Robert M. Klawonn	Exhibit 10.1 to Form 8-K filed May 8, 2018
21.1	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

4M Carbon Fiber Corp.

April 16, 2019	By:	/s/ Robert M. Klawonn
Robert M. Klawonn
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert M. Klawonn Robert M. Klawonn	Chief Executive Officer (Principal Executive Officer)	April 16, 2019

/s/ Joshua M. Kimmel Joshua M. Kimmel	President and Director	April 16, 2019

/s/ Erwin W. Vahlsing, Jr. Erwin Vahlsing, Jr.	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	April 16, 2019

/s/ Rodney G. Grubb Rodney G. Grubb	Chief Operating Officer and Chairman of the Board	April 16, 2019

/s/ Douglas D. Mentzer Douglas D. Mentzer	Vice President Finance and Director	April 16, 2019

/s/ Paresh M. Chari	Director	April 16, 2019

/s/ Garo Artinian	Director	April 16, 2019