Form 10-Q
period 2019-03-31
4M Carbon Fiber Corp.
filed 2019-05-20
CIK 1635965

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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
Title of each class
Common Stock, par value $0.0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [ X ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” "smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]
		Emerging growth company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 78,960,916 as May 14, 2019.

4M CARBON FIBER CORP.

INDEX
			Page
PART I.	FINANCIAL INFORMATION
	ITEM 1	Financial Statements
		Consolidated balance sheets as of March 31, 2019 and December 31, 2018 (unaudited)	F-1
		Consolidated statements of operations for the three months ended March 31, 2019 and 2018 (unaudited)	F-2
		Consolidated statements of Stockholders’ Equity as of March 31, 2019 and December 31, 2019 (unaudited)	F-3
		Consolidated statements of cash flows for the three months ended March 31, 2019 and 2018 (unaudited)	F-4
		Notes to condensed consolidated financial statements (unaudited)	F 5-12
	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-18
	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	18
	ITEM 4.	Controls and Procedures	19
PART II.	OTHER INFORMATION
	ITEM 1.	Legal Proceedings	19
	ITEM 1A.	Risk Factors	19
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
	ITEM 3.	Defaults Upon Senior Securities	20
	ITEM 4.	Mine Safety Disclosures	21
	ITEM 5.	Other Information	21
	ITEM 6.	Exhibits	21
	SIGNATURES		22

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

4M CARBON FIBER CORP. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$ 684,795	$ 1,457,761
Accounts receivable (net of reserve for bad debts of $0 and $0, respectively)	566	566
Prepaid expenses	220,956	13,065
Prepaid license fees	150,000	150,000
Total current assets	1,056,317	1,621,392

Fixed assets:
Computer hardware	5,371	5,371
Equipment	696,025	696,025
Website and presentation templates	12,825	12,825
Leasehold improvements	96,605	96,605
Total fixed assets	810,826	810,826
Accumulated depreciation and amortization	(209,818)	(193,792)
Fixed and intangible assets, net	601,008	617,034

Total other assets	-	-

Total assets	$ 1,638,575	$ 2,238,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 850,353	$ 852,060
Accrued interest	29,648	40,665
Accrued payroll taxes and withholdings	15,320	22,713
Deferred sales	11,368	11,368
Loans from related party	-	278,000
Notes payable	350,584	350,584
Total current liabilities	1,257,273	1,555,390

Long-term liabilities:
Convertible debt - long term (net of debt discount of $0 and $0, respectively)	20,000	20,000
Total long-term liabilities	20,000	20,000

Total liabilities	1,277,273	1,575,390

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock - par $0.0001; Authorized 25,000,000 shares; Issued and outstanding 0 and 0 shares, respectively	-	-
Common stock, par $0.0001; Authorized 250,000,000 shares, Issued and outstanding 78,503,588 and 78,273,588 shares, respectively	7,850	7,827
Additional paid-in capital	7,065,580	6,720,603
Subscriptions receivable	(104,400)	(104,400)
Stock to be issued	957,167	703,000
Treasury Stock, at cost, 3,664,641 and 3,664,641 shares, respectively	(100,000)	(100,000)
Accumulated Deficit	(7,464,895)	(6,563,994)
Total stockholders' equity	361,302	663,036

Total liabilities and stockholders' equity	$ 1,638,575	$ 2,238,426
See accompanying notes to the unaudited condensed consolidated financial statements
F-1

4M CARBON FIBER CORP & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	March 31, 2019	March 31, 2018

Total Income	$ -	$ -

Cost of sales	-	-

Gross profit	-	-

Operating expenses:
Selling expenses	549	-
General and administrative	881,049	1,328,446
Depreciation and amortization	16,025	17,404
Total operating expenses	897,623	1,345,850

Loss from operations	(897,623)	(1,345,850)

Other (Income) / Expenses:
Interest expense	5,772	8,314
Interest income	(2,495)	-
Total other (income) expenses	3,277	8,314

Net loss	$ (900,900)	$ (1,354,164)

Per share data
Net Loss per share - basic and diluted	$ (0.01)	$ (0.02)

Weighted average number of
shares outstanding- basic and diluted	78,404,810	74,119,582

F-2
See accompanying notes to the unaudited condensed consolidated financial statements

4M CARBON FIBER CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Treasury Stock				Additional		Total
	($.0001 par value)		($.0001 par value)		Subscriptions	Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Receivable	To be issued	Capital	Deficit	Equity

Balance, January 1, 2018	72,794,376	$ 7,279	-	$ (100,000)	$ (104,400)	$ 522,500	$ 2,636,902	$ (2,022,859)	$ 939,422

Issuance of stock for:
Conversion of loans & accrued interest	241,667	24	-	-			69,976	-	70,000
Private placement	2,677,844	268		-			2,359,204	-	2,359,472
Compensation	1,129,468	113		-			677,012	-	677,125
Consulting	667,566	67		-			455,085	-	455,152
Common stock to be issued		-		-		703,000	-	-	703,000
Issuance of common stock to be issued	762,667	76		-		(522,500)	522,424		-

Net loss		-	-	-				(4,541,135)	(4,541,135)

Balance, December 31, 2018	78,273,588	7,827	-	(100,000)	(104,400)	703,000	6,720,603	(6,563,994)	663,036

Issuance of stock for:
Private placement	80,000	8	-	-			119,992	-	120,000
Consulting	150,000	15	-	-			224,985	-	225,000
Common stock to be issued		-		-		254,167		-	254,167

Net loss		-	-	-				(900,900)	(900,900)

Balance, March 31, 2019	78,503,588	$ 7,850	-	$ (100,000)	$ (104,400)	$ 957,167	$ 7,065,580	$ (7,464,895)	$ 361,302

See accompanying notes to the unaudited condensed consolidated financial statements
F-3

4M CARBON FIBER CORP & SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	For the three-month periods ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net loss	$ (900,900)	$ (1,354,164)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	16,026	17,404
Common stock issued for services	225,000	924,958
Common stock issued for compensation	254,167	-
Changes in operating asset and liability account balances:
Prepaid expenses	(189,141)	(15,904)
Accrued interest	(11,017)	9,625
Accrued officers' salaries and director's compensation	103,073	-
Accounts payable and accrued expenses	(112,174)	(68,356)
Total adjustments	285,934	867,727

Net cash used in operating activities	(614,966)	(486,437)

Net cash used in investing activities	-	-

Cash flows from financing activities:
Payment of related party loan	(278,000)	-
Proceeds of sale of common stock	120,000	385,355
Net cash (used) provided by financing activities	(158,000)	385,355

Net (decrease) in cash	(772,966)	(101,082)

Cash at beginning of period	1,457,761	1,309,573

Cash at end of period	$ 684,795	$ 1,208,491

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 16,789	$ -
Cash paid for income taxes	$ -	$ -

Supplemental Schedules of Noncash Investing and Financing Activities:
Conversion of convertible debt to equity	$ -	$ 40,000

F-4
See accompanying notes to the unaudited condensed consolidated financial statements

4M Carbon Fiber Corp. and Subsidiary

Notes to the Unaudited Condensed Consolidated Financial Statements

 For the three months ended March 31, 2019 and 2018

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

2.

Basis of Presentation

Interim Unaudited Consolidated Financial Statements

The unaudited interim consolidated financial statements of 4M Carbon Fiber Corporation (the “Company,” “4MCF,” “we,” “our” or “us”) for the three-month periods ended March 31, 2019 and 2018 contained in this Quarterly Report (collectively, the “Unaudited Interim Consolidated Financial Statements”) were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for all periods presented. The results of operations for the three-month period ended  March 31, 2019 are not necessarily indicative of the results that may be expected for the entire fiscal year.

The accompanying Unaudited Interim Consolidated Financial Statements have been prepared in accordance with the regulations for interim financial information of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements.  In the opinion of management, the unaudited accompanying statements of financial condition and related interim statements of operations, cash flows, and stockholders’ deficit include all adjustments (which consist only of normal and recurring adjustments) considered necessary for a fair presentation in conformity with U.S. GAAP. These Unaudited Interim Consolidated Financial Statements should be read in conjunction with the 4M Carbon Fiber Corp. consolidated financial statements as of and for the year ended December 31, 2018, as filed with the SEC on Form 10-K.

3.

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

At March 31, 2019 and December 31, 2018, the Company had one bank account that exceeded the $250,000 FDIC limit.  The Company  plans on  opening additional accounts to mitigate the risk of loss, and provide additional benefits and bank flexibility.

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

At March 31, 2019 and December 31, 2018, the Company had an allowance for bad debts in the amount of $0 and $0, respectively.

f)   Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were dilutive potential securities as of March 31, 2019 in the form of convertible debt (see Note 5), however, due to the Company’s loss their effect on EPS was anti-dilutive and therefor did not affect the EPS calculation.

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

4.     Notes Payable

Notes Payable, others:

The Company owed $200,584 and $200,584 at March 31, 2019 and December 31, 2018, respectively, to a formerly related party.  The relationship ceased to exist when 4MIO was merged into 4M Carbon Fiber.

During the year ended December 31, 2015, the Company had through its 4MIO subsidiary borrowed $150,000 in 2-year notes issued to an accredited investor.  The notes due dates have been extended to July 1, 2019.

During the three months ended March 31, 2019 and the year ended December 31, 2018 the Company made no repayments of notes, and paid accrued interest of $4,603 and $79,928, respectively.

At March 31, 2019 and December 31, 2018, the Company has accrued interest of $29,648 and $40,665, respectively.

5.

Convertible debt

In September 2017, the Company entered into four, two-year convertible debentures, totaling $90,000 with four accredited investors.  The debentures are convertible at the higher of (a) 80% of the market price on the date of conversion or (b) $2.00 per share.  The notes carry interest at eight percent (8%) per annum.  In 2018, three of the notes were fully converted into common shares.  The convertible debenture balances are listed below:

Date	March 31, 2019	December 31, 2018
September 7, 2017	$20,000	$20,000

Total	$20,000	$20,000

The Company computed the Beneficial Conversion Feature to determine any debt discount.  The computations indicated that no discount adjustment was required.

At March 31, 2019 and December 31, 2018 convertible notes and debentures consisted of the following:

	March 31, 2019	December 31, 2018
Convertible notes payable	$ 20,000	$ 20,000
Unamortized debt discount	(-)	(-)
Carrying amount	$ 20,000	$ 20,000
Less: current portion	(-)	(-)
Long-term convertible notes, net	$ 20,000	$ 20,000

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

During the three months ended March 31, 2019 the Company repaid the $278,000 of notes and accrued interest of $12,186.

7.

Stockholders’ Equity

a)

Authorized

Authorized capital stock consists of:

· 250,000,000 shares of common stock with a par value of $0.0001 per share; and

· 25,000 preferred shares with a par value of $0.0001 per share;

b)

Share Issuances

·

On February 1, 2019, the Company issued 250,000 shares of common stock at a price of $1.50 per share to a consultant for services to be rendered throughout the course of the year.  The Company recorded $187,500 as prepaid consulting expense and $37,500 as consulting expense.

·

On February 4, 2019, the Company issued 20,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $30,000.

·

On February 11, 2019, the Company issued 30,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $45,000.

·

On March 12, 2019, the Company issued 30,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $45,000.

As of March 31, 2019, and December 31, 2018, there were 78,503,588 and 78,273,588 shares of common stock issued and outstanding, respectively.

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

Deferred income tax assets as of March 31, 2019 and December 31, 2018 of $1,393,045 and $1,217,545, respectively, resulting from net operating losses and future amortization deductions, have been fully offset by valuation allowances.  The valuation allowances have been established equal to the full amounts of the deferred tax assets, as the Company is not assured that it is more likely than not that these benefits will be realized.

Reconciliation between the statutory United States corporate income tax rate (21%) and the effective income tax rates based on continuing operations is as follows:

	March 31, 2019	December 31, 2018
Income tax benefit at Federal statutory rate of 21%	$ (189,189)	$ (558,600)
State Income tax benefit, net of Federal effect	(45,045)	(133,000)
Permanent and other differences	58,500	309,277
Change in valuation allowance	175,734	382,323
Total	$ -	$ -

Components of deferred tax assets were approximately as follows:

	March 31, 2019	December 31, 2018
Net operating loss	$ 1,393,045	$ 1,217,545
Asset impairment	-	-
Valuation allowance	(1,393,045)	(1,217,545)
Total	$ -	$ -

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

The Company has filed its applicable Federal and State tax returns for the years ended December 31, 2018. The Company has filed returns for 2017.

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

o

On April 1, 2019, the Company issued 39,996 shares of common stock at a price of $0.60 per share to a consultant for services completed in 2018 and recorded as stock to be issued in the amount of $23,998.

o

On April 1, 2019, the Company issued 13,332 shares of common stock at a price of $0.90 per share to a consultant for services totaling $11,999.

o

On April 2, 2019, the Company issued 20,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $30,000.

o

On April 3, 2019, the Company issued 40,000 shares of common stock at a price of $1.25 per share to an accredited investor in consideration of a cash investment of $50,000

o

On April 3, 2019, the Company issued 40,000 shares of common stock at a price of $1.25 per share to an accredited investor in consideration of a cash investment of $50,000

o

On April 3, 2019, the Company issued 8,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $12,000.

o

On April 3, 2019, the Company issued 40,000 shares of common stock at a price of $1.25 per share to an accredited investor in consideration of a cash investment of $50,000

o On April 4, 2019, the Company issued 40,000 shares of common stock at a price of $1.25 per share to an accredited investor in consideration of a cash investment of $50,000

o

On April 4, 2019, the Company issued 20,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $30,000.

o

On April 4, 2019, the Company issued 16,667 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $25,000.

o

On April 8, 2019, the Company issued 20,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $30,000.

o

On April 8, 2019, the Company issued 26,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $39,000.

o

On April 8, 2019, the Company issued 40,000 shares of common stock at a price of $1.25 per share to an accredited investor in consideration of a cash investment of $50,000.

o

On April 18, 2019, the Company issued 33,333 shares of common stock at a price of $1.50 per share to an officer and director on conversion of accrued compensation in the amount of $50,000.

o

On April 29, 2019, the Company issued 20,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $30,000.

o

On April 30, 2019, the Company issued 40,000 shares of common stock at a price of $1.25 per share to an accredited investor in consideration of a cash investment of $50,000.

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

Results of Operations for the three months ended March 31, 2019 and 2018.

Operating Revenues

In the three-month period ended March 31, 2019 and 2018 we generated $0 and $0, respectively.  The Company has shifted from running test products for customers to development of its own commercial production facilities.

Cost of Goods Sold

In the three-month period ended March 31, 2019 and 2018, we incurred $0 and $0, respectively.  The cost of development on the test production line and refinement of the process of production of carbon fiber are treated as R & D and expensed as incurred as part of the S, G & A expenses.

Gross profit (loss)

For the three-months ended March 31, 2019 and 2018, our gross profit was $0, and $0, respectively.  There is no gross losses due to no revenue in the three-month periods ended March 31, 2019 and 2018 due to the reclassification of operating expenses to S,G & A as R & D expenses.

Operating Expenses

Our operating expenses for the three months  ended March 31, 2019 and 2018 are outlined in the table below:

	Three Months Ended
	March 31,
	2019	2018
Selling expense	$ 549	$ -
General and administrative	881,049	1,328,446
Depreciation and amortization	16,025	17,404
Total	$ 897,623	$1,345,850

Operating expenses for the three-months ended March 31, 2019 and 2018, were $897,623 and $1,345,850, respectively.  The decrease in operating expense during the both the three-month periods is due in part to a significant reduction in the R&D costs in 2019 versus 2018, coupled with significantly reduced equity grants in 2019 versus 2018.  Other general and administrative costs remained about the same year to year.

Other Expenses

In addition to operating expenses, we incurred interest expenses of $5,772 and $8,314 during the three months ended March 31, 2019 and 2018, respectively.  The nominal decrease in interest expense during the period ended March 31, 2019 is primarily attributable to the conversion of several convertible debentures and the repayment of a note at the beginning of the period.

Net Loss

We incurred a net loss of $900,900 and $1,354,164 for three-months ended March 31, 2019 and 2018, respectively.

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

The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing and generating profitable operations from the Company’s future operations. The Company has, with over $675,000 of cash, sufficient funds to cover its overhead and operating expenses for the coming months.

Working Capital

			Percentage
	March 31,	December 31,	Increase
	2019	2018	(Decrease)
Current Assets	$ 1,056,317	$ 1,621,392	(34.9)%
Current Liabilities	$ 1,257,273	$ 1,555,390	(19.2)%
Working Capital Surplus (Deficit)	$ (200,956)	$ 66,002	(404.5)%

At March 31, 2019, our cash balance was $684,795 compared to $1,457,761 at December 31, 2018.  The decrease in cash is attributed to proceeds of $120,000 from the private sale of shares of common stock, all of which were used to pay operating expenses, and payments of accounts payable and accrued but unpaid interest, and a related party note of $278,000.

At March 31, 2019, we had total current liabilities of $1,257,273, compared with total current liabilities of $1,555,390 at December 31, 2018.  The decrease in total liabilities is attributed to a decrease in accounts payable and accrued liabilities of $112,174, and repayment of a note totaling $278,000, offset by an increase in accrued officers and directors compensation of $103,073.

At March 31, 2019, we had a working capital deficit of $200,956 compared with a working capital surplus of $66,002 at December 31, 2018.  The decrease in working capital is primarily due to an increase in our selling, general, and administrative expenses, an increase in prepaid expenses and decreases in accrued interest, accounts payable and accrued expenses, and notes payable offset with cash obtained from proceeds of common stock sales.

Cash Flows

	For the three Months Ended		Percentage
	March 31,	March 31,	Increase
	2019	2018	(Decrease)
Cash Used in Operating Activities	$ (614,966)	$ (486,437)	(26.4)%
Cash Used in Investing Activities	-	-	-%
Cash (Used) Provided by Financing Activities	(158,000)	385,355	(141.1)%
Net Decrease in Cash	$ (772,966)	$ (101,082)	(764.7)%

Cash flow from Operating Activities

During the three-months ended March 31, 2019, we used $614,966 of cash in operating activities compared to the use of $486,437 of cash for operating activities during the period ended March 31, 2018.  The increase in the use of cash for operating activities was mainly attributed to our net loss of $900,900 offset mainly by common stock issued for services of $225,000, common stock issued for compensation of $254,167, and accrued officer and directors compensation of $103,073, and decreases in accounts payable of $112,174 and prepaid expenses of $189,141.

Cash flow from Investing Activities

During the three-months ended March 31, 2019, we used $0 in investing activities.

Cash flow from Financing Activities

During the three-months ended March 31, 2019 and 2018, we (used) received net proceeds of $(158,000) and $385,355, respectively from financing activities.  The proceeds from financing activities for the period ended March 31, 2019 are attributed to $120,000 from the issuance of unregistered shares of common stock, offset by the payment of a note of $278,000.  For the period ended March 31, 2018, the proceeds from financing activities are attributed to $385,355 from the issuance of unregistered shares of common stock.

Going Concern

As of March 31, 2019, the Company had cash on hand of $684,795 which management believes is sufficient to support the next twelve (12) months of operations with additional cash to be raised from investors.  Therefore, the accompanying unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2019 and December 31, 2018.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2019 the Company continued to strengthen and improve its internal control over financial reporting.  Additional personnel have been added with backgrounds in accounting and administration.  No other changes in our internal control over financial reporting occurred during the three-months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

·

On February 1, 2019, the Company issued 250,000 shares of common stock at a price of $1.50 per share to a consultant for services to be rendered throughout the course of the year.  The Company recorded $187,500 as prepaid consulting expense and $37,500 as consulting expense.

·

On February 4, 2019, the Company issued 20,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $30,000.

·

On February 11, 2019, the Company issued 30,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $45,000.

·

On March 12, 2019, the Company issued 30,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $45,000.

·

On April 1, 2019, the Company issued 39,996 shares of common stock at a price of $0.60 per share to a consultant for services completed in 2018 and recorded as stock to be issued in the amount of $23,998.

·    On April 1, 2019, the Company issued 13,332 shares of common stock at a price of $0.90 per share to a consultant for services totaling $11,999.

·

On April 2, 2019, the Company issued 20,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $30,000.

·

On April 3, 2019, the Company issued 40,000 shares of common stock at a price of $1.25 per share to an accredited investor in consideration of a cash investment of $50,000

·

On April 3, 2019, the Company issued 40,000 shares of common stock at a price of $1.25 per share to an accredited investor in consideration of a cash investment of $50,000

·

On April 3, 2019, the Company issued 8,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $12,000.

·

On April 3, 2019, the Company issued 40,000 shares of common stock at a price of $1.25 per share to an accredited investor in consideration of a cash investment of $50,000

·

On April 4, 2019, the Company issued 40,000 shares of common stock at a price of $1.25 per share to an accredited investor in consideration of a cash investment of $50,000

·

On April 4, 2019, the Company issued 20,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $30,000.

·

On April 4, 2019, the Company issued 16,667 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $25,000.

·

On April 8, 2019, the Company issued 20,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $30,000.

·

On April 8, 2019, the Company issued 26,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $39,000.

·

On April 8, 2019, the Company issued 40,000 shares of common stock at a price of $1.25 per share to an accredited investor in consideration of a cash investment of $50,000.

·

On April 18, 2019, the Company issued 33,333 shares of common stock at a price of $1.50 per share to an officer and director on conversion of accrued compensation in the amount of $50,000.

·

On April 29, 2019, the Company issued 20,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $30,000.

·

On April 30, 2019, the Company issued 40,000 shares of common stock at a price of $1.25 per share to an accredited investor in consideration of a cash investment of $50,000.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

ExhibitNo.	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer and Accounting pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date:      May 20, 2019