Form 10-Q
period 2019-06-30
4M Carbon Fiber Corp.
filed 2019-10-23
CIK 1635965

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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

________________ __________________________
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act
Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated Filer	[ ]	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 80,843,499 as August 14, 2019.

4M CARBON FIBER CORP.

INDEX
			Page
PART I.	FINANCIAL INFORMATION
	ITEM 1	Financial Statements
		Consolidated balance sheets as of June 30, 2019 and December 31, 2018 (unaudited)	F-1
		Consolidated statements of operations for the three and six month periods ended June 30, 2019 and 2018 (unaudited)	F-2
		Consolidated statements of Stockholders’ Equity for the three- and six-month periods June 30, 2019 and 2018 (unaudited)	F-3
		Consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 (unaudited)	F-4
		Notes to condensed consolidated financial statements (unaudited)	F 5-12
	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-18
	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	18
	ITEM 4.	Controls and Procedures	19
PART II.	OTHER INFORMATION
	ITEM 1.	Legal Proceedings	19
	ITEM 1A.	Risk Factors	19
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
	ITEM 3.	Defaults Upon Senior Securities	20
	ITEM 4.	Mine Safety Disclosures	21
	ITEM 5.	Other Information	21
	ITEM 6.	Exhibits	21
	SIGNATURES		22

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

4M CARBON FIBER CORP. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$1,122,407	$1,457,761
Accounts receivable (net of reserve for bad debts of $0 and $0, respectively)	566	566
Prepaid expenses	119,235	13,065
Prepaid license fees	150,000	150,000
Total current assets	1,392,208	1,621,392

Fixed assets:
Computer hardware	5,371	5,371
Equipment	696,025	696,025
Website and presentation templates	12,825	12,825
Leasehold improvements	96,605	96,605
Total fixed assets	810,826	810,826
Accumulated depreciation and amortization	(225,844)	(193,792)
Fixed and intangible assets, net	584,982	617,034

Total other assets	-	-

Total assets	$1,977,190	$2,238,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$976,647	$852,060
Accrued interest	31,572	40,665
Accrued payroll taxes and withholdings	13,130	22,713
Deferred sales	11,368	11,368
Loans from related party	-	278,000
Notes payable	350,584	350,584
Total current liabilities	1,383,301	1,555,390

Long-term liabilities:
Convertible debt - long term (net of debt discount of $0 and $0, respectively)	20,000	20,000
Total long-term liabilities	20,000	20,000

Total liabilities	1,403,301	1,575,390

Commitments and contingencies	-

Stockholders' equity
Preferred stock - par $0.0001; Authorized 25,000,000 shares; Issued and outstanding 0 and 0 shares, respectively	-	-
Common stock, par $0.0001; Authorized 250,000,000 shares, Issued and outstanding 80,792,916 and 78,273,588 shares, respectively	8,079	7,827
Additional paid-in capital	9,555,597	6,720,603
Subscriptions receivable	(52,200)	(104,400)
Stock to be issued	562,465	703,000
Treasury Stock, at cost, 3,664,641 and 3,664,641 shares, respectively	(100,000)	(100,000)
Accumulated Deficit	(9,400,053)	(6,563,994)
Total stockholders' equity	573,889	663,036

Total liabilities and stockholders' equity	$1,977,190	$2,238,426
See accompanying notes to the unaudited condensed consolidated financial statements
F-1

4M CARBON FIBER CORP & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Total Income	$-	$-	$-	$-

Cost of sales	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
Selling expenses	-	1,247	549	1,247
General and administrative	1,920,399	688,290	2,801,448	2,016,736
Depreciation and amortization	16,026	17,404	32,051	34,808
Total operating expenses	1,936,425	706,941	2,834,048	2,052,791

Loss from operations	(1,936,425)	(706,941)	(2,834,048)	(2,052,791)

Other (Income) / Expenses:
Interest expense	1,925	9,347	7,697	17,661
Interest income	(3,191)	-	(5,686)	-
Total other (income) expenses	(1,266)	9,347	2,011	17,661

Net loss	$(1,935,159)	$(716,288)	$(2,836,059)	$(2,070,451)

Per share data Net Loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.03)

Weighted average number of shares outstanding- basic and diluted	79,469,942	76,265,082	78,940,318	75,193,847

F-2

See accompanying notes to the unaudited condensed consolidated financial statements

4M CARBON FIBER CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE AND SIX-MONTH PERIODS ENDED - June 30, 2019 and 2018

	Common Stock		Treasury Stock			Stock	Additional		Total
	($.0001 par value)		($.0001 par value)		Subscriptions	To be	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Receivable	issued	Capital	Deficit	Equity (Deficit)

Balance, January 1, 2018	72,793,709	$7,279	-	$(100,000)	$(104,400)	$522,500	$2,636,902	$(2,022,859)	$939,422

Issuance of stock for:
Conversion of loans & accrued interest	241,667	24	-	-	-	-	119,977	-	120,001
Private placement	514,220	51	-	-	-	-	400,149	-	400,200
Compensation	1,081,320	108	-	-	-	-	583,684	-	583,792
Consulting	460,531	46	-	-	-	-	276,274	-	276,320
Issuance of stock to be issued	763,334	76	-	-	-	(522,500)	522,424		-
								(548)
Net loss	-	-	-	-	-	-	-	(1,354,164)	(1,354,164)

Balance, Three - Months Ended March 31, 2018	75,854,781	7,585	-	(100,000)	(104,400)	-	4,539,409	(3,377,571)	965,571

Issuance of stock for:
Private placement	789,745	79	-	-	-	-	710,691	-	710,770
Consulting	45,000	5	-	-	-	-	32,996	-	33,000
								548
Net loss	-	-	-	-	-	-	-	(716,287)	(716,287)

Balance, Six- Months Ended June 30, 2018	76,689,526	$7,669	-	$(100,000)	$(104,400)	$-	$5,283,095	$(4,093,310)	$993,054

Balance, January 1, 2019	78,273,588	$7,827	-	$(100,000)	$(104,400)	$703,000	$6,720,603	$(6,563,994)	$663,036

Issuance of stock for:
Private placement	80,000	8	-	-	-	-	119,992	-	120,000
Consulting	150,000	15	-	-	-	-	224,985	-	225,000
Change in Common stock to be issued	-	-		-	-	254,167		-	254,167

Net loss	-	-	-	-	-	-	-	(900,901)	(900,901)

Balance, Three-Months Ended March 31, 2019	78,503,588	7,850	-	(100,000)	(104,400)	957,167	7,065,580	(7,464,895)	361,302

Issuance of stock for:
Private placement	724,000	72	-	-	-	-	960,928	-	961,000
Compensation	758,888	76	-	-	-	-	814,170	-	814,246
Consulting	12,000	1	-	-	-	-	11,999	-	12,000
Issuance of stock to be issued	794,440	79	-	-	-	(703,000)	702,921	-	-
Change in stock to be issued						$308,298	-	-	308,298
Receipt of subscription receivable	-	-	-	-	$52,200	-	-	-	52,200

Net loss	-	-	-	-	-	-	-	(1,935,158)	(1,935,158)

Balance, Six-Months Ended June 30, 2019	80,792,916	$8,079	-	$(100,000)	$(52,200)	$562,465	$9,555,597	$(9,400,053)	$573,889

See accompanying notes to the unaudited consolidated financial statements
F-3

4M CARBON FIBER CORP & SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	For the six-month periods ended
	June 30, 2019	June 30, 2018

Cash flows from operating activities:
Net loss	$(2,836,059)	$(2,070,451)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	32,052	34,808
Common stock issued for services	235,800	958,112
Common stock issued for compensation	1,116,633	-
Changes in operating asset and liability account balances:
Prepaid expenses	118,830	(15,660)
Accrued interest	(9,093)	17,660
Accrued officers' salaries and director's compensation	206,146	-
Accounts payable and accrued expenses	(56,063)	141,283
Total adjustments	1,664,305	1,136,203

Net cash used in operating activities	(1,191,754)	(934,248)

Net cash used in investing activities	-	-

Cash flows from financing activities:
Payment of related party loan	(278,000)	-
Proceeds from subscription receivable	52,200	-
Proceeds of sale of common stock	1,082,200	1,095,972
Net cash provided by financing activities	856,400	1,095,972

Net increase (decrease) in cash	(335,354)	161,724

Cash at beginning of period	1,457,761	1,309,573

Cash at end of period	$1,122,407	$1,471,297

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$16,789	$-
Cash paid for income taxes	$-	$-

Supplemental Schedules of Noncash Investing and Financing Activities:
Conversion of convertible debt to equity	$-	$70,000

F-3
See accompanying notes to the unaudited condensed consolidated financial statements

4M Carbon Fiber Corp. and Subsidiary

Notes to the Unaudited Condensed Consolidated Financial Statements

For the six months ended June 30, 2019 and 2018

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

2.Basis of Presentation

Interim Unaudited Consolidated Financial Statements

The unaudited interim consolidated financial statements of 4M Carbon Fiber Corporation (the “Company,” “4MCF,” “we,” “our” or “us”) for the six-month periods ended June 30, 2019 and 2018 contained in this Quarterly Report (collectively, the “Unaudited Interim Consolidated Financial Statements”) were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for all periods presented. The results of operations for the six-month period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

3.Summary of Significant Accounting Policies

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

At June 30, 2019 and December 31, 2018, the Company had one bank account that exceeded the $250,000 FDIC limit.  The Company  plans on opening additional accounts to mitigate the risk of loss and provide additional benefits and bank flexibility.

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

At June 30, 2019 and December 31, 2018, the Company had an allowance for bad debts in the amount of $0 and $0, respectively.

f)   Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were dilutive potential securities as of June 30, 2019 in the form of convertible debt (see Note 5), however, due to the Company’s loss their effect on EPS was anti-dilutive and therefor did not affect the EPS calculation.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2019, with the exception of its notes payable. The carrying amounts of these liabilities at June 30, 2019 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of June 30, 2019 and therefore classified as Level 1 within our fair value hierarchy.

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

4.Notes Payable

Notes Payable, others:

The Company owed $200,584 and $200,584 at June 30, 2019 and December 31, 2018, respectively, to a formerly related party.  The relationship ceased to exist when 4MIO was merged into 4M Carbon Fiber.

During the year ended December 31, 2015, the Company had through its 4MIO subsidiary borrowed $150,000 in 2-year notes issued to an accredited investor.  The notes due dates have been extended to July 1, 2019.

During the six months ended June 30, 2019 and the year ended December 31, 2018 the Company made no repayments of notes, and paid accrued interest of $4,603 and $79,928, respectively.

At June 30, 2019 and December 31, 2018, the Company has accrued interest of $31,572 and $40,665, respectively.

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

Date	June 30, 2019	December 31, 2018
September 7, 2017	$20,000	$20,000

Total	$20,000	$20,000

The Company computed the Beneficial Conversion Feature to determine any debt discount.  The computations indicated that no discount adjustment was required.

At June 30, 2019 and December 31, 2018 convertible notes and debentures consisted of the following:

	June 30, 2019	December 31, 2018
Convertible notes payable	$20,000	$20,000
Unamortized debt discount	(-)	(-)
Carrying amount	$20,000	$20,000
Less: current portion	(-)	(-)
Long-term convertible notes, net	$20,000	$20,000

6.Related Party Transactions

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

Date	Amount
03/04/16	$50,000
03/11/16	50,000
09/30/16	58,000
10/05/16	60,000
10/20/16	60,000
Total	$278,000

During the six months ended June 30, 2019 the Company repaid the $278,000 of notes and accrued interest of $12,186.

7.Stockholders’ Equity

 a) Authorized

Authorized capital stock consists of:

· 250,000,000 shares of common stock with a par value of $0.0001 per share; and

· 25,000 preferred shares with a par value of $0.0001 per share;

b) Share Issuances

On February 1, 2019, the Company issued 250,000 shares of common stock at a price of $1.50 per share to a consultant for services to be rendered throughout the course of the year.  The Company recorded $187,500 as prepaid consulting expense and $37,500 as consulting expense.  The Company is amortizing the prepaid amount over the course of the current calendar year.

On February 4, 2019, the Company issued 20,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $30,000.

On February 11, 2019, the Company issued 30,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $45,000.

On March 12, 2019, the Company issued 30,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $45,000.

On April 1, 2019, the Company issued 39,996 shares of common stock at a price of $0.60 per share to our chief financial officer under the terms of an agreement to defer a portion of his compensation in the previous year (2018) which was expensed in the prior year and recorded as “stock to be issued” in the amount of $23,998.

 On April 1, 2019, the Company issued 13,332 shares of common stock at a price of $0.90 per share to our chief financial officer under the terms of an agreement to defer a portion of his compensation in the current year and was expensed and recorded as “stock to be issued” in the amount of $11,999.

On April 2, 2019, the Company issued 20,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $30,000.

On April 3, 2019, the Company issued 40,000 shares of common stock at a price of $1.25 per share to an accredited investor in consideration of a cash investment of $50,000.

On April 3, 2019, the Company issued 40,000 shares of common stock at a price of $1.25 per share to an accredited investor in consideration of a cash investment of $40,000.

On April 3, 2019, the Company issued 8,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $12,000.

On April 3, 2019, the Company issued 40,000 shares of common stock at a price of $1.25 per share to an accredited investor in consideration of a cash investment of $50,000.

On April 4, 2019, the Company issued 40,000 shares of common stock at a price of $1.25 per share to an accredited investor in consideration of a cash investment of $40,000.

On April 4, 2019, the Company issued 20,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $30,000.

On April 4, 2019, the Company issued 16,667 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $25,000.

On April 8, 2019, the Company issued 20,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $30,000.

On April 8, 2019, the Company issued 26,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $39,000.

On April 8, 2019, the Company issued 40,000 shares of common stock at a price of $1.25 per share to an accredited investor in consideration of a cash investment of $50,000.

On April 18, 2019, the Company issued 33,333 shares of common stock at a price of $1.50 per share to an officer and director in consideration of a cash investment of $50,000.

On April 29, 2019, the Company issued 20,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $30,000.

On April 30, 2019, the Company issued 40,000 shares of common stock at a price of $1.25 per share to an accredited investor in consideration of a cash investment of $50,000.

On May 7, 2019, the Company issued 160,000 shares of common stock at a price of $1.25 per share to an accredited investor in consideration of a cash investment of $200,000.

On May 8, 2019, the Company issued 20,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $30,000.

On May 16, 2019, the Company issued 40,000 shares of common stock at a price of $1.25 per share to an accredited investor in consideration of a cash investment of $50,000.

On June 5, 2019, the Company issued 1,125,000 shares of common stock at a price of $0.90 per share to an officer in consideration of $1,012,500 of stock grants previously issued but not exercised during the year 2018.  The grants were expensed in 2018 and recorded as “stock to be issued”.

On June 5, 2019, the Company issued 375,000 shares of common stock at a price of $1.25 per share to an officer in consideration of $468,750 of stock grants issued during the current year but not exercised until June 2019.  The grants were expensed during the current fiscal year and recorded as “stock to be issued”.

On June 20, 2019, the Company issued 12,000 shares of common stock at a price of $0.90 per share to a consultant in consideration of services rendered of $10,800.

On June 20, 2019, the Company issued 20,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $30,000.

On June 20, 2019, the Company issued 20,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $30,000.

On June 20, 2019, the Company issued 60,000 shares of common stock at a price of $1.25 per share to an accredited investor in consideration of a cash investment of $75,000.

As of June 30, 2019, and December 31, 2018, there were 80,792,916 and 78,273,588 shares of common stock issued and outstanding, respectively.

8.Income Taxes

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

Deferred income tax assets as of June 30, 2019 and December 31, 2018 of $1,603,645 and $1,217,545, respectively, resulting from net operating losses and future amortization deductions, have been fully offset by valuation allowances.  The valuation allowances have been established equal to the full amounts of the deferred tax assets, as the Company is not assured that it is more likely than not that these benefits will be realized.

Reconciliation between the statutory United States corporate income tax rate (21%) and the effective income tax rates based on continuing operations is as follows:

	June 30, 2019	December 31, 2018
Income tax benefit at Federal statutory rate of 21%	$(595,572)	$(558,600)
State Income tax benefit, net of Federal effect	(141,803)	(133,000)
Permanent and other differences	351,109	309,277
Change in valuation allowance	386,267	382,323
Total	$-	$-

Components of deferred tax assets were approximately as follows:

	June 30, 2019	December 31, 2018
Net operating loss	$1,603,645	$1,217,545
Asset impairment	-	-
Valuation allowance	(1,603,645)	(1,217,545)
Total	$-	$-

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

The Company has filed its applicable extensions for the Federal and State tax returns for the year ended December 31, 2018 giving it until October 15, 2019 to complete their filing. The Company has filed returns for 2017.

The Company entered into a share exchange agreement during fiscal year 2017, as a result, pursuant to Internal Revenue Code Section 382, the amount of future taxable income that can be offset by pre-share exchange agreement net operating losses may be limited. The deferred tax asset derived from these tax loss carryforwards have been included in consolidated deferred tax assets - net operating loss carryforwards, and a full valuation allowance has been established since it is not more likely than not that such benefits will be recovered.

9.Commitments and Contingencies

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

10.Acquisition of 4M Industrial Oxidation, LLC.

On April 6, 2017, the Company entered into an Agreement and Plan of Merger, dated April 6, 2017 (the “Merger Agreement”) with an effective date of April 1, 2017, with 4MIO Merger Sub, LLC, a Tennessee limited liability company and wholly-owned subsidiary of the Company (the “Merger Sub”), and 4MIO, for the purposes of consummating a reverse merger (the “Merger”).

Pursuant to the Merger Agreement, Merger Sub merged with and into 4MIO, with 4MIO being the surviving company and resulting in 4MIO becoming a wholly owned subsidiary of the Company. The Merger was intended to constitute a tax-free reorganization within the meaning of Section 368 of the United States Internal Revenue Code of 1986, as amended.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS:
Current assets	$319,983
Property & equipment	603,949
Furniture & fixtures	11,854
Leasehold improvements	73,127
Total	$1,008,913

LIABILITIES:
Current liabilities	$388,086
Net purchase price	$620,827

11. Subsequent Events

We have evaluated subsequent events through the date of issuance of the unaudited condensed consolidated financial statements, and below are the material recognizable subsequent events.

Issuance of Shares

oOn July 11, 2019, the Company issued 22,806 shares of common stock at a price of $1.00 per share to an accredited investor upon conversion of $20,000 in convertible debt and accrued interest of $2,805.

oOn August 13, 2019, the Company issued 27,777 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $25,000.

Changes in Management – As reported on Form 8-K on August 1, 2019

On July 26, 2019, Mr. Robert Klawonn left his position as Chief Executive Officer of the Company

On July 31, 2019, Mr. Rodney Grubb retired from his role as Chief Operating Officer and Co-Chairman of the Board of Directors of Company.  Mr. Grubb will continue to serve as a member of the Company’s Board of Directors.

Mr. Paresh Chari has agreed to serve as the Interim Chief Executive Officer of the Company and Chairman of the Board of Directors.  Messrs. Grubb and Chari had served as Co-Chairmen of the Board from February 27, 2019 until Mr. Grubb’s retirement as Co-Chairmen of the Board of Directors on July 31, 2019.  Mr. Chari recently retired from Duraline Corporation and its parent, Mexichem, in January of this year. He served as Chairman of the Board and CEO of Duraline and as the President of Mexichem’s Fluent Group, a $4 billion global business with over 90 facilities and 15,000 employees worldwide.

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

Results of Operations for the six months ended June 30, 2019 and 2018.

Operating Revenues

In the six-month periods ended June 30, 2019 and 2018 we generated revenue of $0 and $0, respectively, and for the three-month period ended June 30, 2019 and 2018 we generated revenue of $0 and $0, respectively. The Company has shifted from running test products for customers to development of its own commercial production facilities.

Cost of Goods Sold

In the six-month period ended June 30, 2019 and 2018, we incurred cost of sales of $0 and $0, respectively, and for the three-month period ended June 30, 2019 and 2018, we incurred cost of sales of $0 and $0, respectively. The cost of development on the test production line and refinement of the process of production of carbon fiber are treated as R & D and expensed as incurred as part of the S, G & A expenses.

Gross profit (loss)

For the six-months ended June 30, 2019 and 2018, our gross profit was $0, and $0, respectively, and for the three-months ended June 30, 2019 and 2018, our gross profit was $0, and $0, respectively.  There are no gross losses due to no revenue in the six and three-month periods ended June 30, 2019 and 2018 due to the reclassification of operating expenses to S,G & A as R & D expenses.

Operating Expenses

Our operating expenses for the three and six months  ended June 30, 2019 and 2018 are outlined in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2018	2019
Selling expense	$-	$1,247	$549	$1,247
General and administrative	1,920,399	688,290	2,801,448	2,016,736
Depreciation and amortization	16,025	17,404	32,051	34,808
Total	$1,936,425	$706,941	$2,834,048	$2,052,791

Operating expenses for the six-months ended June 30, 2019 and 2018, were $2,834,048 and $2,052,791, respectively, and for the three-months ended June 30, 2019 and 2018, were $1,936,425 and $706,941, respectively.  The increase in operating expense during both the six-month and three-month periods is due in part to significant reductions in the R&D costs in 2019 versus 2018, offset by increased compensation of officers and an increase in equity grants in 2019 versus 2018.  Other general and administrative costs remained about the same year to year.

Other Expenses

In addition to operating expenses, we incurred interest expenses of $7,697 and $17,661 during the six months ended June 30, 2019 and 2018, respectively and $1,925 and $9,347 during the three months June 30, 2019, respectively.  The decrease in interest expense during the period ended June 30, 2019 is primarily attributable to the conversion of several convertible debentures and the repayment of a note at the beginning of the period.

Net Loss

We incurred a net loss of $2,836,059 and $2,070,451 for the six-months ended June 30, 2019, respectively and $1,935,159 and $716,288 for the three-months ended June 30, 2019 and 2018, respectively.

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

The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing and generating profitable operations from the Company’s future operations. The Company has, with over $1,100,000 of cash, sufficient funds to cover its overhead and operating expenses for the coming months.

Working Capital

			Percentage
	June 30,	December 31,	Increase
	2019	2018	(Decrease)
Current Assets	$1,392,208	$1,621,392	(14.1)%
Current Liabilities	$1,383,301	$1,555,390	(11.1)%
Working Capital Surplus	$ 8,907	$66,002	(86.5)%

At June 30, 2019, our cash balance was $1,122,407 compared to $1,457,761 at December 31, 2018.  The decrease in cash is attributed to proceeds of $1,082,200 from the private sale of shares of common stock, all of which were used to pay operating expenses, and payments of accounts payable and accrued but unpaid interest, and a related party note of $278,000.

At June 30, 2019, we had total current liabilities of $1,383,301, compared with total current liabilities of $1,555,390 at December 31, 2018.  The decrease in total liabilities is attributed to a decrease in accounts payable and accrued liabilities of $56,063, and repayment of a note totaling $278,000, offset by an increase in accrued officers and director’s compensation of $206,146.

At June 30, 2019, we had a working capital surplus of $8,907 compared with a working capital surplus of $66,002 at December 31, 2018.  The decrease in working capital is primarily due to an increase in our selling, general, and administrative expenses, an increase in prepaid expenses and decreases in accrued interest, accounts payable and accrued expenses, and notes payable offset with cash obtained from proceeds of common stock sales.

Cash Flows

	For the six Months Ended		Percentage
	June 30,	June 30,	Increase
	2019	2018	(Decrease)
Cash Used in Operating Activities	$(1,191,754)	$(934,248)	(26.4)%
Cash Used in Investing Activities	-	-	-%
Cash Provided by Financing Activities	856,400	1,095,972	(141.1)%
Net Increase (Decrease) in Cash	$(335,354)	$161,724	(764.7)%

Cash flow from Operating Activities

During the six-months ended June 30, 2019, we used $1,191,754 of cash in operating activities compared to the use of $934,248 of cash for operating activities during the period ended June 30, 2018.  The increase in the use of cash for operating activities was mainly attributed to our net loss of $2,836,059 offset mainly by common stock issued for services of $235,800, common stock issued for compensation of $1,116,633, accrued officer and directors compensation of $206,146, and prepaid expenses of $118,830 and decreases in accounts payable of $56,063..

Cash flow from Investing Activities

During the six-months ended June 30, 2019 and 2018, we used $0 in investing activities.

Cash flow from Financing Activities

During the six-months ended June 30, 2019 and 2018, we received net proceeds of $856,400 and $1,095,972, respectively from financing activities.  The proceeds from financing activities for the period ended June 30, 2019 are attributed to $1,082,200 from the issuance of unregistered shares of common stock, receipt of payment on a subscription receivable, offset by the payment of a note of $278,000.  For the period ended June 30, 2018, the proceeds from financing activities are attributed to $1,095,972 from the issuance of unregistered shares of common stock.

Going Concern

As of June 30, 2019, the Company had cash on hand of $1,122,407 which management believes is sufficient to support the next twelve (12) months of operations with additional cash to be raised from investors.  Therefore, the accompanying unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2019 and December 31, 2018.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2019 the Company continued to strengthen and improve its internal control over financial reporting.  Additional personnel have been added with backgrounds in accounting and administration.  No other changes in our internal control over financial reporting occurred during the six-months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 1, 2019, the Company issued 250,000 shares of common stock at a price of $1.50 per share to a consultant for services to be rendered throughout the course of the year.  The Company recorded $187,500 as prepaid consulting expense and $37,500 as consulting expense.

On February 4, 2019, the Company issued 20,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $30,000.

On February 11, 2019, the Company issued 30,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $45,000.

On March 12, 2019, the Company issued 30,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $45,000.

On April 1, 2019, the Company issued 39,996 shares of common stock at a price of $0.60 per share to a consultant for services completed in 2018 and recorded as stock to be issued in the amount of $23,998.

On April 1, 2019, the Company issued 13,332 shares of common stock at a price of $0.90 per share to a consultant for services totaling $11,999.

On April 2, 2019, the Company issued 20,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $30,000.

On April 3, 2019, the Company issued 40,000 shares of common stock at a price of $1.25 per share to an accredited investor in consideration of a cash investment of $50,000

On April 3, 2019, the Company issued 40,000 shares of common stock at a price of $1.25 per share to an accredited investor in consideration of a cash investment of $50,000

On April 3, 2019, the Company issued 8,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $12,000.

On April 3, 2019, the Company issued 40,000 shares of common stock at a price of $1.25 per share to an accredited investor in consideration of a cash investment of $50,000

On April 4, 2019, the Company issued 40,000 shares of common stock at a price of $1.25 per share to an accredited investor in consideration of a cash investment of $50,000

On April 4, 2019, the Company issued 20,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $30,000.

On April 4, 2019, the Company issued 16,667 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $25,000.

On April 8, 2019, the Company issued 20,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $30,000.

On April 8, 2019, the Company issued 26,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $39,000.

On April 8, 2019, the Company issued 40,000 shares of common stock at a price of $1.25 per share to an accredited investor in consideration of a cash investment of $50,000.

On April 18, 2019, the Company issued 33,333 shares of common stock at a price of $1.50 per share to an officer and director on conversion of accrued compensation in the amount of $50,000.

On April 29, 2019, the Company issued 20,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $30,000.

On April 30, 2019, the Company issued 40,000 shares of common stock at a price of $1.25 per share to an accredited investor in consideration of a cash investment of $50,000.

On May 7, 2019, the Company issued 160,000 shares of common stock at a price of $1.25 per share to an accredited investor in consideration of a cash investment of $200,000.

On May 8, 2019, the Company issued 20,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $30,000.

On May 16, 2019, the Company issued 40,000 shares of common stock at a price of $1.25 per share to an accredited investor in consideration of a cash investment of $50,000.

On June 5, 2019, the Company issued 1,125,000 shares of common stock at a price of $0.90 per share to an officer in consideration of $1,012,500 of stock grants previously issued but not exercised during the year 2018.  The grants were expensed in 2018 and recorded as “stock to be issued”.

On June 5, 2019, the Company issued 375,000 shares of common stock at a price of $1.25 per share to an officer in consideration of $468,750 of stock grants issued during the current year but not exercised until June 2019.  The grants were expensed during the current fiscal year and recorded as “stock to be issued”.

On June 20, 2019, the Company issued 12,000 shares of common stock at a price of $0.90 per share to a consultant in consideration of services rendered of $10,800.

On June 20, 2019, the Company issued 20,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $30,000.

On June 20, 2019, the Company issued 20,000 shares of common stock at a price of $1.50 per share to an accredited investor in consideration of a cash investment of $30,000.

On June 20, 2019, the Company issued 60,000 shares of common stock at a price of $1.25 per share to an accredited investor in consideration of a cash investment of $75,000.

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

Date:      October 23, 2019