Form 10-Q
period 2019-09-30
4M Carbon Fiber Corp.
filed 2019-11-19
CIK 1635965

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated Filer	[ ]	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 81,024,699 as of November 1, 2019.

4M CARBON FIBER CORP.

INDEX
			Page
PART I.	FINANCIAL INFORMATION
	ITEM 1	Financial Statements
		Consolidated balance sheets as of September 30, 2019 and December 31, 2018 (unaudited)	F-1
		Consolidated statements of operations for the three- and nine-month periods ended September 30, 2019 and 2018 (unaudited)	F-2
		Consolidated statements of Stockholders’ Equity for the three- and nine-month periods September 30, 2019 and 2018 (unaudited)	F-3
		Consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 (unaudited)	F-4
		Notes to condensed consolidated financial statements (unaudited)	F 5-12
	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-18
	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	18
	ITEM 4.	Controls and Procedures	19
PART II.	OTHER INFORMATION
	ITEM 1.	Legal Proceedings	19
	ITEM 1A.	Risk Factors	19
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
	ITEM 3.	Defaults Upon Senior Securities	20
	ITEM 4.	Mine Safety Disclosures	21
	ITEM 5.	Other Information	21
	ITEM 6.	Exhibits	21
	SIGNATURES		22

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

4M CARBON FIBER CORP. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$433,921	$1,457,761
Accounts receivable (net of reserve for bad debts of $0 and $0, respectively)	1,286	566
Prepaid expenses	28,117	13,065
Prepaid license fees	150,000	150,000
Total current assets	613,324	1,621,392

Fixed assets:
Computer hardware	5,371	5,371
Equipment	696,025	696,025
Website and presentation templates	12,825	12,825
Leasehold improvements	96,605	96,605
Total fixed assets	810,826	810,826
Accumulated depreciation and amortization	(241,869)	(193,792)
Fixed assets, net	568,957	617,034

Total other assets	-	-

Total assets	$1,182,281	$2,238,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,050,527	$852,060
Accrued interest	30,499	40,665
Accrued payroll taxes and withholdings	16,635	22,713
Deferred sales	11,368	11,368
Loans from related party	-	278,000
Notes payable	300,583	350,584
Total current liabilities	1,409,612	1,555,390

Long-term liabilities:
Convertible debt - long term (net of debt discount of $0 and $0, respectively)	-	20,000
Total long-term liabilities	-	20,000

Total liabilities	1,409,612	1,575,390

Commitments and contingencies	-

Stockholders' equity (deficit)
Preferred stock - par $0.0001; Authorized 25,000,000 shares; Issued and outstanding 0 and 0 shares, respectively	-	-
Common stock, par $0.0001; Authorized 250,000,000 shares, Issued and outstanding 80,843,499 and 78,273,588 shares, respectively	8,084	7,827
Additional paid-in capital	9,603,398	6,720,603
Subscriptions receivable	(52,200)	(104,400)
Stock to be issued	562,465	703,000
Treasury Stock, at cost, 3,664,641 and 3,664,641 shares, respectively	(100,000)	(100,000)
Accumulated Deficit	(10,249,079)	(6,563,994)
Total stockholders' equity (deficit)	(227,331)	663,036

Total liabilities and stockholders' equity (deficit)	$1,182,281	$2,238,426
See accompanying notes to the unaudited condensed consolidated financial statements
F-1

4M CARBON FIBER CORP & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Total Income	$-	$-	$-	$-

Cost of sales	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
Selling expenses	971	10,493	1,520	11,740
General and administrative	828,399	734,888	3,629,846	2,751,624
Depreciation and amortization	16,025	17,404	48,077	52,212
Total operating expenses	845,395	762,784	3,679,443	2,815,575

Loss from operations	(845,395)	(762,784)	(3,679,443)	(2,815,575)

Other (Income) / Expenses:
Interest expense	6,911	10,749	14,608	28,410
Interest income	(3,280)	-	(8,966)	-
Total other (income) expenses	3,631	10,749	5,642	28,410

Net loss	$(849,026)	$(773,533)	$(3,685,085)	$(2,843,985)

Per share data Net Loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.05)	$(0.04)

Weighted average number of shares outstanding- basic and diluted	80,827,488	76,987,779	79,576,287	75,798,395

F-2
See accompanying notes to the unaudited condensed consolidated financial statements

4M CARBON FIBER CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE AND NINE-MONTH PERIODS ENDED - September 30, 2018

	Common Stock		Treasury Stock			Stock	Additional		Total
	($.0001 par value)		($.0001 par value)		Subscriptions	To be	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Receivable	issued	Capital	Deficit	Equity (Deficit)

Balance, January 1, 2018	72,793,709	$7,279	-	$(100,000)	$(104,400)	$522,500	$2,636,902	$(2,022,859)	$939,422

Issuance of stock for:
Conversion of loans & accrued interest	241,667	24	-	-	-	-	119,977	-	120,001
Private placement	514,220	51	-	-	-	-	400,149	-	400,200
Compensation	1,081,320	108	-	-	-	-	583,684	-	583,792
Consulting	460,531	46	-	-	-	-	276,274	-	276,320
Issuance of stock to be issued	763,334	76	-	-	-	(522,500)	522,424		-
								(548)
Net loss	-	-	-	-	-	-	-	(1,354,164)	(1,354,164)

Balance, Three - Months Ended March 31, 2018	75,854,781	7,585	-	(100,000)	(104,400)	-	4,539,409	(3,377,571)	965,571

Issuance of stock for:
Private placement	789,745	79	-	-	-	-	710,691	-	710,770
Consulting	45,000	5	-	-	-	-	32,996	-	33,000
								548
Net loss	-	-	-	-	-	-	-	(716,287)	(716,287)

Balance, Six- Months Ended June 30, 2018	76,689,526	$7,669	-	$(100,000)	$(104,400)	$-	$5,283,095	$(4,093,310)	$993,054

Issuance of stock for:
Private placement	492,331	49					440,219		440,268
Compensation	92,037	9					82,824		82,833

Net loss								(773,533)	(443,833)

Balance, Nine- Months Ended September 30, 2018	77,273,894	$7,727	-	$(100,000)	$(104,400)	$-	$5,806,138	$(4,093,310)	$742,620

4M CARBON FIBER CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE AND NINE-MONTH PERIODS ENDED - September 30, 2019

	Common Stock		Treasury Stock			Stock	Additional		Total
	($.0001 par value)		($.0001 par value)		Subscriptions	To be	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Receivable	issued	Capital	Deficit	Equity (Deficit)

Balance, January 1, 2019	78,273,588	$7,827	-	$(100,000)	$(104,400)	$703,000	$6,720,603	$(6,563,994)	$663,036

Issuance of stock for:
Private placement	80,000	8	-	-	-	-	119,992	-	120,000
Consulting	150,000	15	-	-	-	-	224,985	-	225,000
Change in Common stock to be issued	-	-		-	-	254,167		-	254,167

Net loss	-	-	-	-	-	-	-	(900,901)	(900,901)

Balance, Three-Months Ended March 31, 2019	78,503,588	7,850	-	(100,000)	(104,400)	957,167	7,065,580	(7,464,895)	361,302

Issuance of stock for:
Private placement	724,000	72	-	-	-	-	960,928	-	961,000
Compensation	758,888	76	-	-	-	-	814,170	-	814,246
Consulting	12,000	1	-	-	-	-	11,999	-	12,000
Issuance of stock to be issued	794,440	79	-	-	-	(703,000)	702,921	-	-
Change in stock to be issued						$308,298	-	-	308,298
Receipt of subscription receivable	-	-	-	-	$52,200	-	-	-	52,200

Net loss	-	-	-	-	-	-	-	(1,935,158)	(1,935,158)

Balance, Six-Months Ended June 30, 2019	80,792,916	$8,079	-	$(100,000)	$(52,200)	$562,465	$9,555,597	$(9,400,053)	$573,889

Issuance of stock for:
Private placement	27,777	2					24,997		25,000
Conversion of debentures	22,806	3					22,804		22,806

Net loss								(849,026)	(849,026)

Balance, Nine-Months Ended September 30, 2019	80,843,499	$8,084	-	$(100,000)	$(52,200)	$562,465	$9,503,398	$ (10,249,079)	$ (227,331)

See accompanying notes to the unaudited consolidated financial statements
F-3

4M CARBON FIBER CORP & SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine-month periods ended
	September 30, 2019	September 30, 2018

Cash flows from operating activities:
Net loss	$(3,685,085)	$(2,843,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,077	52,212
Common stock issued for services	235,800	958,112
Common stock issued for compensation	1,104,915	-
Changes in operating asset and liability account balances:
Other receivable	(720)	-
Prepaid expenses	221,948	(13,942)
Accrued interest	(7,360)	(49,304)
Accrued officers' salaries and director's compensation	280,504	-
Accounts payable and accrued expenses	(52,119)	208,414
Total adjustments	1,831,045	1,227,492

Net cash used in operating activities	(1,854,040)	(1,616,493)

Net cash used in investing activities	-	-

Cash flows from financing activities:
Payment of related party loan	(278,000)	-
Proceeds from subscription receivable	52,200	-
Payment of notes payable	(50,000)	-
Proceeds of sale of common stock	1,106,000	1,619,072
Net cash provided by financing activities	830,200	1,619,072

Net increase (decrease) in cash	(1,023,840)	2,579

Cash at beginning of period	1,457,761	1,309,573

Cash at end of period	$433,921	$1,312,152

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$21,967	$79,928
Cash paid for income taxes	$-	$-

Supplemental Schedules of Noncash Investing and Financing Activities:
Conversion of convertible debt to equity	$-	$70,000

F-3
See accompanying notes to the unaudited condensed consolidated financial statements

4M Carbon Fiber Corp. and Subsidiary

Notes to the Unaudited Condensed Consolidated Financial Statements

For the nine months ended September 30, 2019 and 2018

1.Organization and Nature of Operations

The Company was incorporated in the state of Delaware on January 21, 2009 as a wholly owned subsidiary of CornerWorld Corporation (“CWC”), a Nevada corporation publicly traded on the OTCQB exchange.

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

2.Basis of Presentation

Interim Unaudited Consolidated Financial Statements

The unaudited interim consolidated financial statements of 4M Carbon Fiber Corporation (the “Company,” “4MCF,” “we,” “our” or “us”) for the nine-month periods ended September 30, 2019 and 2018 contained in this Quarterly Report (collectively, the “Unaudited Interim Consolidated Financial Statements”) were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for all periods presented. The results of operations for the nine-month period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

At September 30, 2019 and December 31, 2018, the Company had one bank account that exceeded the $250,000 FDIC limit.  The Company  has opened additional accounts to mitigate the risk of loss and provide additional benefits and bank flexibility.

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

At September 30, 2019 and December 31, 2018, the Company had an allowance for bad debts in the amount of $0 and $0, respectively.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2019, with the exception of its notes payable. The carrying amounts of these liabilities at September 30, 2019 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of September 30, 2019 and therefore classified as Level 1 within our fair value hierarchy.

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

4.Notes Payable

Notes Payable, others:

The Company owed $200,584 and $200,584 at September 30, 2019 and December 31, 2018, respectively, to a formerly related party.  The relationship ceased to exist when 4MIO was merged into 4M Carbon Fiber.

During the year ended December 31, 2015, the Company had through its 4MIO subsidiary borrowed $150,000 in 2-year notes issued to an accredited investor.  On July 17, 2019, the Company repaid $50,000 in principle, the balance due under one note, and all accrued and unpaid interest on both notes to the note holder.  The remaining $100,000 note’s due date has been extended to July 1, 2020.

During the nine months ended September 30, 2019 and the year ended December 31, 2018 the Company made no other repayments of notes, and paid total accrued interest of $21,967 and $79,928, respectively.

At September 30, 2019 and December 31, 2018, the Company has accrued interest of $30,499 and $40,665, respectively.

5.Convertible debt

In September 2017, the Company entered into four, two-year convertible debentures, totaling $90,000 with four accredited investors.  The debentures are convertible at the higher of (a) 80% of the market price on the date of conversion or (b) $2.00 per share.  The notes carry interest at eight percent (8%) per annum.  In 2018, three of the notes were fully converted into common shares.  In July 2019, the remaining convertible debenture was converted into common shares.  The convertible debenture balances are listed below:

Date	September 30, 2019	December 31, 2018
September 7, 2017	$-	$20,000

Total	$-	$20,000

The Company computed the Beneficial Conversion Feature to determine any debt discount.  The computations indicated that no discount adjustment was required.

At September 30, 2019 and December 31, 2018 convertible notes and debentures consisted of the following:

	September 30, 2019	December 31, 2018
Convertible notes payable	$-	$20,000
Unamortized debt discount	(-)	(-)
Carrying amount	$-	$20,000
Less: current portion	(-)	(-)
Long-term convertible notes, net	$-	$20,000

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

During the nine months ended September 30, 2019 the Company repaid the $278,000 of notes and accrued interest of $12,186.

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

On July 11, 2019, the Company issued 22,806 shares of common stock at a price of $1.00 per share to an accredited investor upon conversion of a convertible debenture and accrued interest totaling $22,806.

On August 13, 2019, the Company issued 27,777 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $25,000.

As of September 30, 2019, and December 31, 2018, there were 80,843,499 and 78,273,588 shares of common stock issued and outstanding, respectively.

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

Deferred income tax assets as of September 30, 2019 and December 31, 2018 of $1,825,945 and $1,217,545, respectively, resulting from net operating losses and future amortization deductions, have been fully offset by valuation allowances.  The valuation allowances have been established equal to the full amounts of the deferred tax assets, as the Company is not assured that it is more likely than not that these benefits will be realized.

Reconciliation between the statutory United States corporate income tax rate (21%) and the effective income tax rates based on continuing operations is as follows:

	September 30, 2019	December 31, 2018
Income tax benefit at Federal statutory rate of 21%	$(773,868)	$(558,600)
State Income tax benefit, net of Federal effect	(184,254)	(133,000)
Permanent and other differences	348,586	309,277
Change in valuation allowance	609,536	382,323
Total	$-	$-

Components of deferred tax assets were approximately as follows:

	September 30, 2019	December 31, 2018
Net operating loss	$1,825,945	$1,217,545
Asset impairment	-	-
Valuation allowance	(1,825,945)	(1,217,545)
Total	$-	$-

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

Issuance of Shares

oOn October 3, 2019, the Company issued 64,000 shares of common stock at a price of $1.25 per share to an accredited investor in consideration of a cash investment of $80,000.

oOn October 7, 2019, the Company issued 49,200 shares of common stock at a price of $1.25 per share to an accredited investor in consideration of a cash investment of $61,500.

oOn October 7, 2019, the Company issued 12,000 shares of common stock at a price of $1.25 per share to an accredited investor in consideration of a cash investment of $15,000.

oOn October 7, 2019, the Company issued 8,000 shares of common stock at a price of $1.25 per share to an accredited investor in consideration of a cash investment of $10,000.

oOn October 31, 2019, the Company issued 8,000 shares of common stock at a price of $1.25 per share to an accredited investor in consideration of a cash investment of $10,000.

oOn November 5, 2019, the Company issued 40,000 shares of common stock at a price of $1.25 per share to an accredited investor in consideration of a cash investment of $50,000.

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

Corporate History

The Company was incorporated in the state of Delaware on January 21, 2009 as a wholly owned subsidiary of CornerWorld Corporation (“CWC”), a Nevada corporation publicly traded on the OTCQB exchange.

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

Results of Operations for the three and nine months ended September 30, 2019 and 2018.

Operating Expenses

Our operating expenses for the three and nine months ended September 30, 2019 and 2018 are outlined in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2018	2019
Selling expense	$971	$10,493	$1,520	$11,740
General and administrative	828,399	734,888	3,629,846	2,751,624
Depreciation and amortization	16,025	17,404	48,077	52,212
Total	$845,395	$762,784	$3,679,443	$2,815,575

Operating expenses for the nine-months ended September 30, 2019 and 2018, were $3,679,443 and $2,815,575, respectively, and for the three-months ended September 30, 2019 and 2018, were $845,395 and $762,784, respectively.  The increase in operating expense during both the nine-month and three-month periods is due in part to significant reductions in the R&D costs in 2019 versus 2018, offset by increased compensation of officers and an increase in equity grants in 2019 versus 2018.  Other general and administrative costs remained about the same year to year.

Other Expenses

In addition to operating expenses, we incurred interest expenses of $14,608 and $28,410 during the nine months ended September 30, 2019 and 2018, respectively and $6,911 and $10,749 during the three months September 30, 2019 and 2018 respectively.  The decrease in interest expense during the period ended September 30, 2019 is primarily attributable to the conversion of several convertible debentures and the repayment of certain notes during the period.

Net Loss

We incurred a net loss of $3,685,085 and $2,843,985 for the nine-months ended September 30, 2019 and 2018, respectively and $849,026 and $773,533 for the three-months ended September 30, 2019 and 2018, respectively.

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

Working Capital

			Percentage
	September 30,	December 31,	Increase
	2019	2018	(Decrease)
Current Assets	$613,324	$1,621,392	(62.1)%
Current Liabilities	$1,409,612	$1,555,390	(9.4)%
Working Capital Surplus (Deficit)	$ (796,297)	$66,002	(86.5)%

At September 30, 2019, our cash balance was $433,921 compared to $1,457,761 at December 31, 2018.  The decrease in cash is attributed to proceeds of $1,106,000 from the private sale of shares of common stock, all of which were used to pay operating expenses, and payments of accounts payable and accrued but unpaid interest, a note of $50,000, and a related party note of $278,000.

At September 30, 2019, we had total current liabilities of $1,409,612, compared with total current liabilities of $1,555,390 at December 31, 2018.  The decrease in total liabilities is attributed to a decrease in accounts payable and accrued liabilities of $52,119 and repayment of two notes totaling $328,000, offset by an increase in accrued officers and director’s compensation of $280,504.

At September 30, 2019, we had a working capital deficit of 796,287 compared with a working capital surplus of $66,002 at December 31, 2018.  The decrease in working capital is primarily due to an increase in our selling, general, and administrative expenses, and decreases in prepaid expenses, accrued interest, accounts payable and accrued expenses, and notes payable offset with cash obtained from proceeds of common stock sales.

Cash Flows

	For the Nine Months Ended		Percentage
	September 30,	September 30,	Increase
	2019	2018	(Decrease)
Cash Used in Operating Activities	$(1,854,040)	$(1,616,493)	14.7%

Cash Used in Investing Activities	-	-	- %
Cash Provided by Financing Activities	830,200	1,619,072	(48.7) %
Net Increase (Decrease) in Cash	$(1,023,840)	$2,579	(398.0) %

Cash flow from Operating Activities

During the nine-months ended September 30, 2019, we used $1,854,040 of cash in operating activities compared to the use of $1,616,492 of cash for operating activities during the nine-month period ended September 30, 2018.  The increase in the use of cash for operating activities was mainly attributed to our net loss of $3,685,085 offset mainly by common stock issued for services of $235,800, common stock issued for compensation of $1,340,715, accrued officer and directors compensation of $280,504, and prepaid expenses of $221,948 and decreases in accounts payable of $52,119.

Cash flow from Investing Activities

During the nine-months ended September 30, 2019 and 2018, we used $0 in investing activities.

Cash flow from Financing Activities

During the nine-months ended September 30, 2019 and 2018, we received net proceeds of $830,200 and $1,619,072, respectively from financing activities.  The proceeds from financing activities for the period ended September 30, 2019 are attributed to $1,106,000 from the issuance of unregistered shares of common stock, receipt of $52,200 in payment of a subscription receivable, offset by the payment of two notes totaling $328,000.  For the period ended September 30, 2018, the proceeds from financing activities are attributed to $1,619,072 from the issuance of unregistered shares of common stock.

Going Concern

As of September 30, 2019, the Company had cash on hand of $433,921 which management believes is sufficient to support the next twelve (12) months of operations with additional cash to be raised from investors coupled with certain overhead reductions that have been undertaken.  Therefore, the accompanying unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2019 and December 31, 2018.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2019 the Company continued to strengthen and improve its internal control over financial reporting.  Additional personnel have been added with backgrounds in accounting and administration.  No other changes in our internal control over financial reporting occurred during the nine-months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 11, 2019, the Company issued 22,806 shares of common stock at a price of $1.00 per share to an accredited investor upon conversion of a convertible debenture and accrued interest totaling $22,806.

On August 13, 2019, the Company issued 27,777 shares of common stock at a price of $0.90 per share to an accredited investor in consideration of a cash investment of $25,000.

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

Date:      November 19, 2019